Form 10-Q
period 1996-06-30
LONG ISLAND BANCORP INC
filed 1996-08-07
CIK 916837

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended June 30, 1996.

                                                           OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from                      to
           Commission file number 0-23526

                            LONG ISLAND BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     11-3198508
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

201 OLD COUNTRY ROAD, MELVILLE, NEW YORK                11747-2724
(Address of principal executive offices)                (Zip Code)

                                 (516) 547-2000
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             24,805,349 SHARES WERE OUTSTANDING AS OF JUNE 30, 1996



                                                LONG ISLAND BANCORP, INC.
                                                        FORM 10-Q
                                                          INDEX

PART I - FINANCIAL INFORMATION                                                                             Page
- ------------------------------                                                                             ----

ITEM 1.        Financial Statements

               Consolidated Statements of Financial Condition at
                    June 30, 1996 and September 30, 1995                                                     3

               Consolidated Statements of Operations for the three months and nine months ended
               June 30, 1996 and 1995                                                                        4

               Consolidated Statement of Changes in Stockholders' Equity for the
                    nine months ended June 30, 1996                                                          5

               Consolidated Statements of Cash Flows for the nine months
                    ended June 30, 1996 and 1995                                                             6

               Notes to the Consolidated Financial Statements                                                7 - 9

ITEM 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                      9 - 22

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.        Legal Proceedings                                                                             23

ITEM 2.        Changes in Securities                                                                         23

ITEM 3.        Defaults Upon Senior Securities                                                               24

ITEM 4.        Submission of Matters to a Vote of Security Holders                                           24

ITEM 5.        Other Information                                                                             24

ITEM 6.        Exhibits and Reports on Form 8-K                                                              24

               Signature Page                                                                                25





                                                LONG ISLAND BANCORP, INC.
                                                     AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                JUNE 30,       SEPTEMBER 30,
                                                                                  1996              1995
                                                                             ---------------   ---------------

                              A S S E T S
Cash and cash equivalents (including interest-earning assets of
$26,459 and $10,850, respectively)                                           $       86,679   $        67,410
Investment in debt and equity securities, net:
      Held-to-maturity, net (estimated fair value of
         $0 and $55,871, respectively)                                                ---              55,839

      Available-for-sale                                                            283,326           233,408
Mortgage-backed securities, net:
      Held-to-maturity (estimated fair value of
         $23,326 and $1,339,014, respectively)                                       23,326         1,337,903
      Available-for-sale                                                          1,693,011           938,847
Stock in Federal Home Loan Bank of New York, at cost                                 40,754            35,132
Loans held for sale, net                                                             87,881            49,372
Loans receivable held for investment, net:
      Real estate loans, net                                                      2,683,028         1,900,204
      Commercial loans, net                                                           7,237             8,706
      Other loans, net                                                              140,727           120,189
                                                                             ---------------   ---------------
      Loans, net                                                                  2,830,992         2,029,099
      Less allowance for possible loan losses                                      (34,105)          (34,358)
                                                                             ---------------   ---------------
      Total loans receivable held for investment, net                             2,796,887         1,994,741
Office properties and equipment, net                                                 91,444            86,239
Accrued interest receivable, net                                                     32,564            31,752
Real estate owned, net                                                                7,511             8,893
Investment in real estate, net                                                        6,985            12,286
Prepaid expenses and other assets                                                    53,649            38,472
Mortgage servicing rights, net                                                       17,002            11,328
                                                                             ---------------   ---------------
Total assets                                                                 $    5,221,019    $    4,901,622
                                                                             ===============   ===============


   L I A B I L I T I E S  A N D  S T O C K H O L D E R S ' E Q U I T Y

Liabilities:
      Deposits, net                                                          $    3,631,157    $    3,573,529
      Official checks outstanding                                                    32,222            42,812
      Borrowed funds                                                                900,831           633,675
      Mortgagors' escrow liabilities                                                 44,574            71,400
      Accrued expenses and other liabilities                                         90,524            54,032
                                                                             ---------------   ---------------
Total liabilities                                                                 4,699,308         4,375,448
Stockholders' equity:
      Preferred stock ($0.01 par value, 5,000,000 shares authorized;
         none issued)
                                                                                      ---                ---
      Common stock ($0.01 par value,  45,000,000 shares  authorized;  26,816,464 shares issued, 24,805,349 and 26,076,486 outstanding,
         respectively)                                                                  268               268
      Additional paid-in capital                                                    302,126           298,518
      Unallocated Employee Stock Ownership Plan                                    (19,634)          (21,443)
      Unearned Management Recognition & Retention Plan                              (6,016)           (7,071)
      Unrealized gain on securities available-for-sale, net of tax                    2,341             6,947
      Retained income-partially restricted                                          290,410           264,105
      Treasury stock, at cost (2,011,115 and 739,978 shares,                       (47,784)          (15,150)
      respectively)
                                                                             ---------------   ---------------
Total stockholders' equity                                                         521,711           526,174
                                                                             ---------------   ---------------
Total liabilities and stockholders' equity                                   $    5,221,019    $    4,901,622
                                                                             ===============   ===============

See accompanying notes to unaudited consolidated financial statements.



                                                LONG ISLAND BANCORP, INC.
                                                     AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                 FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                ----------------------------------------------------------
                                                                    1996           1995           1996           1995
                                                                ------------- -----------------------------  -------------

Interest income:
   Real estate loans                                            $     49,680  $     37,643    $    130,701   $    102,326
   Commercial loans                                                      163           400             553            868
   Other loans                                                         3,714         3,657          10,994         11,273
   Mortgage-backed securities                                         29,970        35,020         105,221        100,574
   Debt and equity securities                                          4,335         5,989          12,682         19,412
                                                                ------------- -------------   -------------  -------------
        Total interest income                                         87,862        82,709         260,151        234,453
                                                                ------------- -------------   -------------  -------------
Interest expense:
   Deposits                                                           38,427        36,558         116,785        100,973
   Borrowed funds                                                     10,296         7,491          27,697         18,309
                                                                ------------- -------------   -------------  -------------
        Total interest expense                                        48,723        44,049         144,482        119,282
                                                                ------------- -------------   -------------  -------------
        Net interest income                                           39,139        38,660         115,669        115,171
Provision for possible loan losses                                     1,600         1,500           4,700          4,970
                                                                ------------- -------------   -------------  -------------
        Net interest income after provision for possible              37,539        37,160         110,969        110,201
        loan losses
Non-interest income:
   Fees and other income:
      Loan fees and service charges                                      837           635           2,273          1,746
      Loan servicing fees                                              3,058         3,303           9,215          8,884
      Income from insurance and securities commissions                   442           253           1,240            590
      Deposit service fees                                             1,463         1,449           4,419          4,471
                                                                ------------- -------------   -------------  -------------
        Total fee income                                               5,800         5,640          17,147         15,691
      Other income                                                       968           849           2,668          2,280
                                                                ------------- -------------   -------------  -------------
        Total fees and other income                                    6,768         6,489          19,815         17,971
   Net gains on sale activity:
      Net gains on loans and mortgage-backed securities                2,195           924           5,317          2,946
      Net gains (losses) on investment in debt and equity                169         (349)             428        (1,925)
      securities
                                                                ------------- -------------   -------------  -------------
        Total net gains on sale activity                               2,364           575           5,745          1,021
   Net gain on investment in real estate and premises                  1,735         1,081           4,394          1,562
                                                                ------------- -------------   -------------  -------------
        Total non-interest income                                     10,867         8,145          29,954         20,554

Non-interest expense:
   General and administrative expense:
      Compensation, payroll taxes and fringe benefits                 14,255        13,632          41,157         39,899
      Advertising                                                      1,836           801           4,267          2,378
      Office occupancy and equipment                                   5,223         4,558          14,952         13,297
      Federal insurance premiums                                       2,292         2,226           6,768          6,755
      Other general and administrative expense                         4,951         4,411          13,285         12,539
                                                                ------------- -------------   -------------  -------------
        Total general and administrative expense                      28,557        25,628          80,429         74,868
   Net loss on real estate owned                                         637           533           1,531          1,268
                                                                ------------- -------------   -------------  -------------
        Total non-interest expense                                    29,194        26,161          81,960         76,136
                                                                ------------- -------------   -------------  -------------
Income before income taxes                                            19,212        19,144          58,963         54,619
Provision for income taxes                                             7,918         8,134          24,786         23,029
                                                                ------------- -------------   -------------  -------------
Net income                                                      $     11,294  $     11,010    $     34,177   $     31,590
                                                                ============= =============   =============  =============


Primary earnings per common share (a)                           $       0.47  $       0.45    $       1.40   $       1.29
                                                                ============= =============   =============  =============

Fully diluted earnings per common share (a)                     $       0.47  $       0.45    $       1.40   $       1.29
                                                                ============= =============   =============  =============

 (a) For the three and nine months ended June 30, 1996, primary and fully diluted earnings per common share reflect the dilutive effect of stock options. For the three and nine months ended June 30, 1995, stock options were not materially dilutive.

See accompanying notes to unaudited consolidated financial statements.

                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      UNALLOCATED   UNEARNED     UNREALIZED
                                                       EMPLOYEE    MANAGEMENT      GAIN ON      RETAINED
                                         ADDITIONAL     STOCK      RECOGNITION    SECURITIES    INCOME -
                               COMMON     PAID-IN     OWNERSHIP    & RETENTION    AVAILABLE     PARTIALLY    TREASURY
                                STOCK     CAPITAL        PLAN         PLAN        FOR SALE     RESTRICTED     STOCK       TOTAL
                               --------  -----------  -----------  ------------  ------------  ------------  ---------   ---------
Balance at September 30,     $     268  $   298,518  $  (21,443)  $    (7,071)  $      6,947  $    264,105  $(15,150)   $ 526,174
1995

Net income                                                                                          34,177                 34,177

Allocation of ESOP stock                      1,997        1,809                                                            3,806

Amortization of award of
 MRP stock and related tax                    1,203                      1,055                                              2,258
 benefits

Change in unrealized gain
 on securities
 available-for-sale, net
 of taxes                                                                           (11,340)                             (11,340)

Dividends                                                                                          (6,910)                (6,910)

Repurchase of common stock
 (1,341,554 shares)                                                                                          (34,409)    (34,409)

Exercise of stock options
 (70,417 shares) and related                    408                                                  (962)      1,775       1,221
 tax benefits

Net unrealized gain on
 securities reclassified as
 available for sale,
 net of taxes                                                                          6,734                                6,734

                             ---------- ------------ ------------ ------------- ------------- ------------- ----------  ----------
Balance at June 30, 1996     $     268  $   302,126  $  (19,634)  $    (6,016)  $      2,341  $    290,410  $(47,784)   $ 521,711
                             ========== ============ ============ ============= ============= ============= ==========  ==========

See accompanying notes to unaudited consolidated financial statements.

                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     --------------------------------
                                                                                         1996                1995
                                                                                     ------------       -------------
Operating activities:
   Net income                                                                        $    34,177        $     31,590
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Provision for possible loan losses                                                      4,700               4,970
   Write-off of real estate owned and investment in real estate                              298                 316
   Gains on sale of real estate owned and investment in real estate                        (200)               (367)
   Depreciation and amortization                                                           7,626               5,877
   Amortization of premiums, net of discount accretion-debt, equity and mortgage-backed
     securities                                                                            1,840               (893)
   Accretion of discounts, net of amortization of premiums-purchase accounting             (976)             (1,214)
    & goodwill amortization
   Employee Stock Ownership Plan/Management Recognition & Retention Plan                   5,305               3,093
    expense
   Gains on sales of loans and mortgage-backed securities, net                           (5,317)             (2,946)
   Originations from sale of loans held-for-sale, net of proceeds                       (33,283)            (38,631)
   (Gains) losses on sales of debt and equity securities, net                              (379)                  46
   Provision for (gain) loss on investment in debt and equity securities                    (49)               1,879
   Increase in accrued interest receivable                                                 (812)             (2,650)
   Increase in accrued and other liabilities                                              36,492               8,991
   Increase (decrease) in official checks outstanding                                   (10,590)               3,569
   Increase in prepaids and other assets                                                (11,113)               (626)
   Net increase (decrease) in unearned income                                            (7,219)                 480
                                                                                     ------------       -------------
     Net cash provided by operating activities                                            20,500              13,484
                                                                                     ------------       -------------
Investing activities:
   Proceeds from sales of debt and equity securities, available-for-sale                  82,207              38,847
   Proceeds from sales of mortgage-backed securities, available-for-sale                 345,564             141,836
   Proceeds from maturities of and principal payments on debt and equity                 317,919             831,560
    securities
   Principal payments on mortgage-backed securities                                      473,586             228,345
   Purchases of debt and equity securities, available-for-sale                         (394,852)           (764,331)
   Purchases of debt and equity securities, held-to-maturity                               ---               (7,128)

   Purchases of Federal Home Loan Bank Stock                                             (5,622)             (4,372)
   Purchases of mortgage-backed securities, available-for-sale                         (154,154)           (112,871)
   Purchases of mortgage-backed securities, held-to-maturity                               ---             (311,240)

   Originations and purchases on loans held-for-investment, net of principal           (916,321)           (371,131)
    payments
   Proceeds from sale of real estate owned                                                10,694               8,754
   Purchases of office properties and equipment                                         (11,467)             (8,743)
   Purchase of mortgage servicing rights                                                 (5,618)            (10,017)
                                                                                     ------------       -------------
     Net cash used by investing activities                                             (258,064)           (340,491)
                                                                                     ------------       -------------
Financing activities:
   Net decrease in demand deposits, NOW accounts and savings accounts                   (27,485)           (404,208)
   Net decrease  in mortgagors' escrow accounts                                         (26,826)            (12,963)
   Net increase in certificates of deposit                                                85,113             384,560
   Costs to repurchase common stock                                                     (34,409)             (7,028)
   Proceeds from the exercise of stock options                                               812                 833
   Cash dividends paid on common stock                                                   (7,528)             (5,284)
   Net increase (decrease) in short-term borrowings                                    (210,000)              30,000
   Net increase in long-term borrowings                                                  477,156             228,942
                                                                                     ------------       -------------
     Net cash provided by financing activities                                           256,833             214,852
                                                                                     ------------       -------------
     Increase (decrease) in cash and cash equivalents                                     19,269           (112,155)
   Cash and cash equivalents at the beginning of the period                               67,410             175,990
                                                                                     ------------       -------------
   Cash and cash equivalents at the end of the period                                $    86,679        $     63,835
                                                                                     ============       =============
Supplemental disclosures of cash flow information:  Cash paid during the periods for:
     Interest on deposits and borrowed funds                                         $   144,685        $    119,855
                                                                                     ============       =============
     Income taxes                                                                    $    16,310        $     10,085
                                                                                     ============       =============
   Non-cash investing activity:
     Additions to real estate owned, net                                             $     6,850        $      7,451
                                                                                     ============       =============
     Securitization of loans                                                         $   109,415        $     -
                                                                                     ============       =============
     SFAS 115 Transfer                                                               $    11,713        $     -
                                                                                     ============       =============

See accompanying notes to unaudited consolidated financial statements.

                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Long Island Bancorp, Inc. ("Company") and its wholly-owned subsidiary The Long Island Savings Bank, FSB ("Bank"). In connection with the conversion of the Bank on April 14, 1994 and completion of the Company's initial public offering ("IPO") of stock, the Company acquired all of the Bank's outstanding common stock. Prior to this date, the Company had no significant activity.

         The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's interim financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and statements of operations for the periods presented. The results of operations for the three months and nine months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

         These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the fiscal year ended September 30, 1995.

         Certain reclassifications have been made to conform the prior periods' consolidated financial statements to the current presentation.

2.       EARNINGS PER SHARE OF COMMON STOCK

         Primary earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares of the Company's common stock outstanding and the common stock equivalents related to shares issuable under the Company's stock benefit plans that have a dilutive effect. Fully diluted EPS is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding and the common stock equivalents related to shares issuable under the Company's stock benefit plans that have the maximum dilutive effect. In accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6 ("SOP 93-6"), "Employers' Accounting for Employee Stock Ownership Plans," unallocated shares of the Company's common stock held by the Employee Stock Ownership Plan ("ESOP") are not considered outstanding for financial reporting purposes. The Company does include, however, a ratable number of unallocated ESOP shares to be allocated at the end of the year in its weighted average number of shares outstanding for interim financial reporting. ESOP shares that were considered to be outstanding for the three months and nine months ended June 30, 1996 were 313,954 and 265,320, respectively. The weighted average number of shares outstanding for primary and fully diluted EPS calculations for the three months and nine months ended June 30, 1996 and 1995 are presented on page 19 herein.

3.       CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.

4.       ACCOUNTING CHANGES

         Effective July 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights." SFAS 122 amends Statement of Financial Accounting Standards No. 65 ("SFAS 65"), "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however acquired. For mortgage servicing rights that are created through the origination of mortgage loans, and where the loans are subsequently sold or securitized with servicing rights retained, SFAS 122 requires that the total cost of the mortgage loans should be allocated to the mortgage servicing rights and the loans based on their relative fair values. SFAS 122 also requires the assessment of capitalized mortgage servicing rights for impairment be based on the current fair value of those rights and recognized through a valuation allowance. The adoption of SFAS 122 did not have a material effect on the Company's financial condition and results of operations.

         Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan
         - Income Recognition and Disclosures." SFAS 114 requires impairment to be measured based upon the present value of expected future cash flows or fair value of the loan's collateral. SFAS 118 amends SFAS 114 and addresses the mandated disclosures about the recorded investment in certain impaired loans and the appropriate method to recognize interest income related to those impaired loans. The adoption of SFAS 114 and SFAS 118 did not have a material effect on the Company's financial condition and results of operations.

         Effective December 31, 1995, the Company reassessed its securities portfolio in accordance with the Special Report on Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" issued in November 1995. This Special Report permitted entities to perform a one-time re-evaluation of the appropriateness of the classifications of all securities held by December 31, 1995. The reassessment of the Company's securities resulted in mortgage-backed securities and debt securities in the amounts of $1.2 billion and $78.6 million, respectively, previously classified as held-to-maturity to be classified as available-for-sale and resulted in an increase of $6.7 million, net of tax, to stockholders' equity as of the reclassification date.

5.       RECENT DEVELOPMENTS

         On April 15, 1996, the Company announced the commencement of its third stock repurchase program. The Company is authorized to repurchase up to 1,243,131 shares, which represented 5% of its 24,862,625 outstanding common shares at that date, by April 14, 1997. As of June 30 1996, 90,000 shares have been repurchased under this program. Additionally, 32,724 shares have been reissued upon the exercise of stock options during the period April 15, 1996 through June 30, 1996.

         On June 25, 1996, the Company announced the declaration of its seventh consecutive quarterly dividend of ten cents ($0.10) per common share. The dividend is payable on August 16, 1996 to shareholders of record at the close of business on July 17, 1996.

         On June 28, 1996, the Company announced the acquisition of two mortgage origination offices from Fleet Mortgage Corp. of Columbia, South Carolina. These offices are located in Horsham, Pennsylvania and Raleigh, North Carolina.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------

GENERAL

The Company was incorporated in the State of Delaware in December 1993 at the direction of the Board of Directors of the Bank for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The mutual-to-stock conversion was completed on April 14, 1994. In connection with the conversion the Company issued 26,040,214 shares of common stock to the Bank's depositors and its tax-qualified employee stock benefit plans, and an additional 776,250 shares to the Bank's Management Recognition and Retention Plans ("MRPs") at a price of $11.50 per share. The Company realized net proceeds of $264.2 million from the sale of its common stock and utilized approximately $164.0 million to purchase 100% of the issued and outstanding shares of the Bank's common stock.

FINANCIAL CONDITION

Total assets at June 30, 1996 were $5.2 billion, an increase of $319.4 million, or 6.5%, from September 30, 1995. The increase in assets is principally due to an increase in loans receivable held for investment, net of $802.1 million, or 40.2%, to $2.8 billion at June 30, 1996 from $2.0 billion at September 30, 1995. Partially offsetting this increase is a decrease in mortgage-backed securities of $560.4 million, or 24.6%, to $1.7 billion at June 30, 1996 from $2.3 billion at September 30, 1995.

Non-performing assets decreased by $4.2 million, or 6.5%, to $60.4 million at June 30, 1996 from $64.6 million at September 30, 1995. This decline was comprised of a $2.8 million decrease in non-performing loans and a $1.4 million decrease in real estate owned. The ratio of non-performing assets to total assets decreased to 1.16% at June 30, 1996 from 1.32% at September 30, 1995 and the ratio of non-performing loans to total gross loans decreased to 1.81% at June 30, 1996 from 2.67% at September 30, 1995.

Total deposits at June 30, 1996 were $3.6 billion, an increase of $57.6 million, or 1.6%, from September 30, 1995. Borrowed funds increased by $267.2 million, or 42.2%, to $900.8 million at June 30, 1996 from $633.7 million at September 30, 1995.

Stockholders' equity decreased by $4.5 million, or 0.8%, to $521.7 million at June 30, 1996 from $526.2 million at September 30, 1995. The decrease primarily reflects the declaration of $6.9 million in dividends, the purchase of treasury stock, net of shares issued for the exercise of stock options, of $32.6 million and the decline in unrealized gains on securities classified as available-for-sale, of $4.6 million. This reduction was partially offset by earnings of $34.2 million and $5.4 million related to the Company's stock benefit plans. At June 30, 1996, the Company's ratio of stockholders' equity to total assets was 9.99% and book value per share was $21.03.

LIQUIDITY, REGULATORY CAPITAL AND CAPITAL RESOURCES

GENERAL. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, retained income and borrowings. On June 27, 1996 the Bank issued a funding note in the amount of $181.4 million which was collateralized by a pool of adjustable rate residential mortgage loans. Payments of principal and interest on the funding note shall be paid monthly based on the scheduled payments due on the underlying loans. The interest on the funding note changes monthly and bears interest at a rate of 50 basis points over the one month London Interbank Offered Rate ("LIBOR"). Proceeds from the sale of securities and loans are also a source of funding. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.00%. The Bank's liquidity ratio declined to 7.61% at June 30, 1996 from 12.35% at September 30, 1995 which reflects the deployment of funds into real estate loans. Currently, the Bank maintains a liquidity ratio above the regulatory requirements in accordance with its investment objective of investing in short-term debt securities.
Future levels may vary.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The primary investment activity of the Bank is the origination of real estate loans and other loans. During the quarter ended June 30, 1996, the Bank originated or purchased real estate loans in the amount of $847.2 million, including $305.5 million which represents the bulk purchase of loans, and other loans in the amount of $24.8 million, respectively. The Bank purchases and originates mortgage-backed securities to maintain its liquidity to meet its funding demand. Purchases and originations of mortgage-backed securities totaled $56.5 million and $109.4 million, respectively, for the quarter ended June 30, 1996. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, maturities and principal repayments on debt and equity securities and from growth in deposits. Other investing activities included the acquisition of U.S. government securities, federal agency obligations and asset-backed securities.

Liquidity management of the Company is both a daily and long-term component of management's strategy. Excess funds are generally invested in short-term and intermediate-term securities. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements. In addition, the Bank may access funds, if necessary, through various lines of credit totaling $125.0 million at June 30, 1996 from the FHLB.

At the time of conversion, the Bank was required by the OTS to establish a liquidation account which will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend on or repurchase any of its capital stock if the effect would be to cause the Bank's regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Bank, the Company is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Bank. The Company is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

REGULATORY CAPITAL POSITION. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 1996, the Bank exceeded each of the three OTS capital requirements, as illustrated on page 19 herein.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30,1996 AND 1995

GENERAL. The Company had net income of $11.3 million and primary and fully diluted EPS of $0.47 for the quarter ended June 30, 1996 ("1996 quarter"). For the quarter ended June 30, 1995 ("1995 quarter"), net income was $11.0 million and primary and fully diluted EPS was $0.45.

NET INTEREST INCOME. Net-interest income increased by $0.4 million, or 1.2%, to $39.1 million in the 1996 quarter from $38.7 million in the 1995 quarter. The increase in net interest income is primarily attributable to the investment of additional borrowed funds, which on average increased by $206.6 million over the 1995 period, at a positive interest rate spread which increased net interest income while creating downward pressure on the net interest margin. The primary investment vehicle used by the Company for the additional borrowed funds was real estate loans. Average real estate loans increased by $733.8 million to $2.6 billion at June 30, 1996 as compared with $1.8 billion at June 30, 1995.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses increased marginally by $0.1 million, or 6.7%, to $1.6 million in the 1996 quarter from $1.5 million in the 1995 quarter. This increase reflects management's assessment of the level of non-performing loans, which at June 30, 1996 was $52.9 million compared with $55.1 million at June 30, 1995. At June 30, 1996, the ratio of the allowance for possible loan losses to non-performing loans improved to 64.50% from 63.87% at June 30, 1995. Although management considers the allowance for possible loan losses to be adequate at June 30, 1996, if general economic trends and real estate values were to decline, the level of non-performing loans may increase. Such an increase could result in greater provisions for possible loan losses thereby adversely affecting future operating results.

NON-INTEREST INCOME. Total non-interest income increased by $2.8 million, or 33.4%, to $10.9 million during the 1996 quarter as compared with $8.1 million for the 1995 quarter. The improvement in total non-interest income primarily reflects an increase in net gains on sale activity which amounted to $2.4 million during the 1996 quarter as compared with $0.6 million during the 1995 quarter. As interest rates began to rise during the 1996 quarter, the Company recognized profits in its available-for-sale portfolios. This strategy allowed the Company to enhance net earnings, increase liquidity and improve its ability to take advantage of higher yielding investments. Net gain on investment in real estate and premises increased by $0.6 million, or 60.5%, to $1.7 million during the 1996 quarter as compared with $1.1 million for the 1995 quarter. The increase reflects the refund of real estate taxes stemming from tax certiorari proceedings and the disposition, at a slight profit, of two non-strategic properties. Total fees and other income increased to $6.8 million in the 1996 quarter from $6.5 million in the 1995 quarter principally from commissions generated from the activities of the Company's insurance and securities subsidiary coupled with increased loan fees and service charges stemming from the growth of the mortgage servicing portfolio.

NON-INTEREST EXPENSE. Total non-interest expense increased by $3.0 million, or 11.6%, to $29.2 million in the 1996 quarter from $26.2 million in the 1995 quarter. This increase is primarily due to increased expenditures of $1.0 million for advertising and promotion costs related to the recent media campaign to promote the mortgage and consumer banking businesses, greater compensation costs related to stock based benefit plans of $0.6 million reflecting the appreciation of the Company's common stock and greater depreciation and occupancy costs of $0.7 million resulting from the Company's recent expansion and technological investments.

PROVISION FOR INCOME TAXES. Income tax expense decreased by $0.2 million, or 2.7%, to $7.9 million in the 1996 quarter from $8.1 million in the 1995 quarter. This decrease is primarily attributable to a 128 basis point reduction in the effective tax rate to 41.21% in the 1996 quarter from 42.49% in the 1995 quarter. The decline in the effective tax rate primarily reflects the decrease in the Company's deferred tax valuation allowance pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes."

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

GENERAL. The Company had net income of $34.2 million and primary and fully diluted EPS of $1.40 for the nine months ended June 30, 1996 ("1996 period"). Net income for the nine months ended June 30, 1995 ("1995 period") was $31.6 million and primary and fully diluted EPS was $1.29.

NET INTEREST INCOME. Net interest income increased by $0.5 million, or 0.4%, to $115.7 million in the 1996 period from $115.2 for the 1995 period due to higher interest rates. The higher interest rates in the 1996 period created downward pressure on the net interest margin which declined 20 basis points to 3.30% from 3.50% in the 1995 period. In order to minimize the impact of rising interest rates on net interest income in the 1996 period, the Company increased its level of borrowed funds, which on average increased by $188.4 million over the 1995 period, and combined with the growth in average deposit liabilities, invested them at a positive interest rate spread resulting in an increase in net interest income. The primary investment vehicles for these additional funds were real estate loans, which on average increased by $520.2 million over the 1995 period.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased by $0.3 million to $4.7 million in the 1996 period from $5.0 million in the 1995 period. The decrease in the provision reflects lower net charge-offs in the 1996 period, as compared with the 1995 period and improvement in the Company's asset quality ratios. The ratio of non-performing loans to total gross loans improved by 84 basis points and the ratio of non-performing assets to total assets improved by 20 basis points at June 30, 1996 as compared with June 30, 1995. The coverage provided by the allowance for possible loan losses as a ratio of non-performing loans increased to 64.50% at June 30, 1996 from 63.87% at June 30, 1995.

NON-INTEREST INCOME. Total non-interest income increased by $9.4 million, or 45.7% to $30.0 million in the 1996 period from $20.6 million in the 1995 period. The increase in total non-interest income was due to improvements in several categories. Loan fees and service charges increased by $0.5 million reflecting the Company's growth in the real estate loan portfolio. During the 1996 period, the Company originated or purchased real estate loans totalling $1.7 billion, an increase of $1.0 billion over the 1995 period. Loan servicing fees increased by $0.3 million reflecting the growth in the mortgage loan servicing portfolio. The Company's strategic plan includes the continued growth in its mortgage loan servicing portfolio through opportunities that may exist in the market to purchase servicing or through the retention of servicing rights upon the sale of the underlying mortgage loans. During the 1996 period, the Company purchased mortgage servicing rights in the amount of $5.6 million. Income from insurance and securities commissions increased by $0.6 million, or 110.2%, to $1.2 million in the 1996 period from $0.6 million in the 1995 period. The increase reflects market conditions and the culmination of the Company's efforts that began in the 1995 period to provide a broad range of diversified financial products and services to its customers. Net gains on loans and mortgage-backed securities and net gains (losses) on investments in debt and equity securities each increased by $2.4 million during the 1996 period as compared with the 1995 period. The improvement in net gains on sale activity represents the execution of management's strategy of periodically taking profits in the Company's loan, available-for-sale and funding portfolios. As interest rates began to rise during the 1996 period and funding costs began to increase, the Company recognized profits in the available-for-sale portfolios which resulted in additional liquidity and improved the Company's ability to take advantage of higher yielding investments as they become available. Further contributing to the improvement in net gain on sales was the 1995 writedown of $1.8 million stemming from the Company's investment in Nationar, a failed bank service corporation. Net gain on investment in real estate and premises improved by $2.8 million primarily due to the disposition of five non-strategic investment properties coupled with the refund of real estate taxes stemming from tax certiorari proceedings.

NON-INTEREST EXPENSE. Total non-interest expense increased by $5.9 million, or 7.6%, to $82.0 million in the 1996 period from $76.1 million in the 1995 period. The increase in total non-interest expense was due to changes in several categories. Advertising costs increased by $1.9 million, or 79.4%, to $4.3 million in the 1996 period from $2.4 million in the 1995 period. The increase is principally the result of a recently instituted media campaign to promote the Company's mortgage and consumer banking businesses. Office occupancy and equipment costs increased by $1.7 million, or 12.4%, to $15.0 million in the 1996 period from $13.3 million in the 1995 period. The increase reflects the Company's major upgrade of its technological support to continue the expansion of its mortgage operations and the modernization of consumer banking. Compensation and benefit costs increased by $1.3 million, or 3.2%, to $41.2 million in the 1996 period from $39.9 million in the 1995 period. This increase is primarily due to the increase in stock based compensation costs and the November 30, 1994 acquisitions of the operations of Entrust Financial Corporation and Developer's Mortgage Corporation. The increase in stock-based compensation is directly related to the improvement in the market price of the Company's common stock. Other general and administrative expenses increased by $0.8 million, or 5.9%, to $13.3 million in the 1996 period from $12.5 million in the 1995 period.

PROVISION FOR INCOME TAXES. The provision for income taxes increased by $1.8 million, or 7.6%, to $24.8 million in the 1996 period from $23.0 million in the 1995 period. The increase is principally due to an increase in pre-tax income partially offset by a 13 basis point decrease in the effective tax rate to 42.04% in the 1996 period from 42.16% in the 1995 period.

IMPACT OF NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 is effective for fiscal years beginning after December 15, 1995 and establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss should be recognized. This statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by Accounting Principle Board Opinion ("APB") No. 3, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company does not currently expect SFAS 121 to have a significant effect on its financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS 123 covers transactions with employees and non-employees and is applicable to both public and non-public entities.

SFAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is contained in APB 25. Entities are not required to adopt the new fair value based method for purposes of preparing their basic financial statements and may continue to use the APB 25 method. The SFAS 123 fair value based method is considered by the FASB to be preferable to the APB 25 method, and thus, once the fair value based method is adopted, an entity cannot change back to the APB 25 method. Also, the selected method applies to all of an entity's compensation plans and transactions. For entities not adopting the SFAS 123 fair value based method, SFAS 123 requires the entity to display in the footnotes to the financial statements pro forma net income and earnings per share information as if the fair value based method had been adopted.

The accounting requirements of SFAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS 123 is initially adopted for recognizing compensation cost. Pro forma disclosures required for entities that elect to continue to measure compensation cost using the APB 25 method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Pro forma disclosures for awards granted in the first fiscal year beginning after December 15, 1994, need not be included in financial statements for that fiscal year but should be presented subsequently whenever financial statements for that fiscal year are presented for comparative purposes with financial statements for a later fiscal year. The Company intends to continue its present method of accounting for stock-based compensation; accordingly, the adoption of the Statement will not have an effect on the financial statements with the exception of expanded disclosures required under the Statement.

In June 1996, the FASB issued Statement of Financial Accounting No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes Statement of Financial Accounting Standards No. 76, "Extinguishment of Debt", and No. 77, "Reporting by Transferors for Transfers of Receivable with Recourse", and SFAS 122 and amends SFAS 115 and SFAS 65.

The provisions of SFAS 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently in the process of reviewing SFAS 125.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q Report includes certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the SEC.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the three months ended June 30, 1996 and 1995, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                  --------------------------------------------------------------------------------------

                                                    1996                                         1995
                                  -----------------------------------------    -----------------------------------------
                                                                AVERAGE                                       AVERAGE
                                     AVERAGE                     YIELD\           AVERAGE                      YIELD\
                                     BALANCE       INTEREST       COST            BALANCE        INTEREST       COST
                                  --------------  ------------  -----------    --------------  ------------  -----------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS

Interest-earning cash
    equivalents                   $      36,134   $       471       5.24 %     $      28,665   $       402      5.61 %
Debt and equity securities
    and FHLB-NY stock, net (1)          272,201         3,864       5.68             376,920         5,587      5.93
Mortgage-backed securities,           1,766,240        29,970       6.79           2,125,002        35,020      6.59
    net (1)
Real estate loans, net (2)            2,558,200        49,680       7.77           1,824,390        37,643      8.25
Commercial and other loans,             129,150         3,877      12.01             116,888         4,057     13.88
    net (2)
                                  --------------  ------------  ---------      --------------  ------------  --------
Total interest-earning assets         4,761,925        87,862       7.38           4,471,865        82,709      7.40
Other non-interest-earning              269,453                                      229,151
    assets
                                  --------------  ------------                 --------------  ------------
Total assets                      $   5,031,378   $    87,862                  $   4,701,016   $    82,709
                                  ==============  ============                 ==============  ============

INTEREST BEARING LIABILITIES
Deposits, net                     $   3,664,799   $    38,427       4.22 %     $   3,558,235   $    36,558      4.12 %
Borrowed funds                          727,132        10,296       5.70             520,555         7,491      5.77
                                  --------------  ------------  ---------      --------------  ------------  --------
Total interest-bearing                4,391,931        48,723       4.46           4,078,790        44,049      4.33
    liabilities
Non-interest-bearing                    120,721                                      103,097
    liabilities
                                  --------------                               --------------
Total liabilities                     4,512,652                                    4,181,887
Total stockholders' equity              518,726                                      519,129
                                  --------------  ------------  ---------      --------------  ------------  --------
Total liabilities and
stockholders' equity              $   5,031,378   $    48,723                  $   4,701,016   $    44,049
                                  ==============  ------------                 ==============  ------------
Net interest income/spread (3)                    $    39,139       2.92 %                     $    38,660      3.07 %
                                                  ============  =========                      ============  ========
Net interest margin as %
    of interest-earning assets                                      3.29 %                                      3.46 %
    (4)
                                                                =========                                    ========
Ratio of interest-earning
assets to interest-bearing                                        108.42 %                                    109.64 %
    liabilities
                                                                =========                                    ========

(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $7.6 million and $1.2 million, before tax, from SFAS 115 for the three months ended June 30, 1996 and 1995, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the nine months ended June 30, 1996 and 1995, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                           FOR THE NINE MONTHS ENDED JUNE 30,
                                  --------------------------------------------------------------------------------------

                                                    1996                                         1995
                                  -----------------------------------------    -----------------------------------------
                                                                AVERAGE                                      AVERAGE
                                     AVERAGE                     YIELD/           AVERAGE                    YIELD/
                                     BALANCE       INTEREST       COST            BALANCE       INTEREST      COST
                                  --------------  ------------  -----------    --------------  ------------  -----------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS

Interest-earning cash
    equivalents                   $      32,938   $     1,330       5.39 %     $      52,531   $     2,117      5.37 %
Debt and equity securities
    and FHLB-NY stock, net (1)          270,104        11,352       5.60             406,920        17,295      5.67
Mortgage-backed securities,           2,043,011       105,221       6.87           2,124,016       100,574      6.31
    net (1)
Real estate loans, net (2)            2,206,548       130,701       7.90           1,686,361       102,326      8.09
Commercial and other loans,             122,142        11,547      12.61             120,131        12,141     13.48
    net (2)
                                  --------------  ------------  ---------      --------------  ------------  --------
Total interest-earning assets         4,674,743       260,151       7.42           4,389,959       234,453      7.12
Other non-interest-earning              263,668                                      222,649
    assets
                                  --------------  ------------                 --------------  ------------
Total assets                      $   4,938,411   $   260,151                  $   4,612,608   $   234,453
                                  ==============  ============                 ==============  ============

INTEREST-BEARING LIABILITIES
Deposits, net                     $   3,649,092   $   116,785       4.27 %     $   3,559,680       100,973      3.79 %
Borrowed funds                          644,324        27,697       5.74             455,934        18,309      5.37
                                  --------------  ------------  ---------      --------------  ------------  --------
Total interest-bearing                4,293,416       144,482       4.50           4,015,614       119,282      3.97
    liabilities
Non-interest-bearing                    119,507                                       90,803
    liabilities
                                  --------------                               --------------
Total liabilities                     4,412,923                                    4,106,417
Total stockholders' equity              525,488                                      506,191
                                  --------------  ------------  ---------      --------------  ------------  --------
Total liabilities and
stockholders' equity               $   4,938,411   $   144,482                  $   4,612,608   $   119,282
                                  ==============  ------------                 ==============  ------------
Net interest income/spread (3)                    $   115,669       2.92 %                     $   115,171      3.15 %
                                                  ============  =========                      ============  ========
Net interest margin as %
    of interest-earning assets                                      3.30 %                                      3.50 %
    (4)
                                                                =========                                    ========
Ratio of interest-earning
assets to interest-bearing                                        108.88 %                                    109.32 %
    liabilities
                                                                =========                                    ========

(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation/(depreciation) of $15.8 million and ($7.1) million, before tax, from SFAS 115 for the nine months ended June 30, 1996 and 1995, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                              THREE MONTHS ENDED JUNE 30, 1996         NINE MONTHS ENDED JUNE 30, 1996
                                                        COMPARED TO                              COMPARED TO
                                              THREE MONTHS ENDED JUNE 30, 1995         NINE MONTHS ENDED JUNE 30, 1995
                                                    INCREASE/(DECREASE)                      INCREASE/(DECREASE)
                                          -----------------------------------------   -----------------------------------
                                                           DUE TO                                   DUE TO
                                          -----------------------------------------   -----------------------------------
                                            VOLUME          RATE           NET         VOLUME       RATE          NET
                                          ------------  -------------  ------------   ----------  ----------   ----------
                                                                          (IN THOUSANDS)
Interest-earning assets:

     Interest-earning cash
         equivalents(1)                   $        97   $       (28)   $        69    $   (795)   $       8    $   (787)
     Debt and equity securities(2)(3)         (1,495)          (228)       (1,723)      (5,752)       (191)      (5,943)
     Mortgage-backed securities(3)            (6,062)          1,012       (5,050)      (3,936)       8,583        4,647
     Real estate loans(4)                      14,364        (2,327)        12,037       30,867     (2,492)       28,375
     Commercial and other loans(4)                401          (581)         (180)          201       (795)        (594)
                                          ------------  -------------  ------------    ---------    --------    ---------
             Total                              7,305        (2,152)         5,153       20,585       5,113       25,698
                                          ------------  -------------  ------------   ----------  ----------   ----------

Interest-bearing liabilities:

     Deposits                                   1,050            819         1,869        2,606      13,206       15,812
     Borrowed funds                             2,907          (102)         2,805        8,037       1,351        9,388
                                          ------------  -------------  ------------   ----------  ----------   ----------
             Total                              3,957            717         4,674       10,643      14,557       25,200
                                          ------------  -------------  ------------   ----------  ----------   ----------
Net change in interest income             $     3,348   $    (2,869)   $       479    $   9,942   $ (9,444)    $     498

                                          ============  =============  ============   ==========  ==========   ==========



(1) Cash equivalents include amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.
(2)  Includes FHLB-NY stock.
(3) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $7.6 million and $1.2 million, before tax, from SFAS 115 for the three months ended June 30, 1996 and 1995, respectively, and $15.8 million and ($7.1) million for the nine months ended June 30, 1996 and 1995, respectively.
(4) In computing the volume and rate components of net interest income for loans, non-performing loans and loans held for sale have been included.

                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS

                                                            AT OR FOR THE                         AT OR FOR THE
                                                            THREE MONTHS                           NINE MONTHS
                                                           ENDED JUNE 30,                        ENDED JUNE 30,
                                                  ----------------------------------    ----------------------------------

                                                      1996                1995               1996                1995
                                                  --------------     ---------------    ---------------     ---------------

SELECTED FINANCIAL RATIOS: (a)
Return on average assets                                 0.90%              0.94%               0.92%              0.91%
Return on average stockholders' equity                   8.71               8.48                8.67               8.32
Average stockholders' equity to average assets          10.31              11.04               10.64              10.97
Stockholders' equity to total assets                     9.99              10.90                9.99              10.90
Interest rate spread during period                       2.92               3.07                2.92               3.15
Net interest margin                                      3.29               3.46                3.30               3.50
Operating expenses to average assets                     2.27               2.18                2.17               2.16
Efficiency ratio (b)                                    62.21              56.76               59.36              56.23
Net interest income to operating expenses               1.37x               1.51x              1.44x               1.54x
Average interest-earning assets to average
interest-bearing                                       108.42             109.64              108.88             109.32
    liabilities

SELECTED DATA:
Primary earnings per share (c)                         $ 0.47              $0.45              $ 1.40              $1.29
Weighted average number of shares outstanding
for primary                                        23,979,330         24,516,712          24,356,153         24,462,599
    earnings per share computation
Fully diluted earnings per share (c)                    $0.47              $0.45               $1.40              $1.29
Weighted average number of shares outstanding
for fully                                          24,029,679         24,516,712          24,462,925         24,462,599
    diluted earnings per share computation
Book value per share                                   $21.03             $19.66              $21.03             $19.66
Number of shares outstanding for book value per
share                                              24,805,349         26,504,111          24,805,349         26,504,111
    computation
Cash dividends declared per share                       $0.10              $0.10               $0.30              $0.30
Dividend payout ratio                                  21.28%              22.22%             21.43%              23.26%

                                                                          AT JUNE 30,
                                                                  ----------------------------

                                                                     1996             1995
                                                                  ------------     -----------

ASSET QUALITY RATIOS:
Non-performing loans to total gross loans                               1.81%           2.65%
Non-performing assets to total assets                                   1.16            1.36
Allowance for possible loan losses to non-performing loans             64.50           63.87


REGULATORY CAPITAL AT JUNE 30, 1996 FOR THE LONG ISLAND SAVINGS BANK, FSB:

                                                       REGULATORY                  REGULATORY                  EXCESS
                                                        CAPITAL                     CAPITAL                    CAPITAL
                                                      REQUIREMENT                    LEVEL                      LEVEL
                                                      -----------                    -----                      -----

                                                     AMOUNT  PERCENT (D)        AMOUNT     PERCENT (D)     AMOUNT     PERCENT (D)
                                                     ------  -----------        ------     -----------     ------     -----------

                                                                      (DOLLARS IN THOUSANDS)

Tangible capital (e)                               $ 77,487     1.50%          $421,464     8.16%         $343,977     6.66%
Core capital (e)                                    154,973     3.00            421,464     8.16           266,491     5.16
Risk-based capital (f)                              211,791     8.00            454,569    17.17           242,778     9.17

(a) Ratios for the three and nine months ended June 30, 1996 and 1995 were calculated on an annualized basis.
(b) Amount is determined by dividing total general and administrative expense by net interest income (before the provision for possible loan losses) plus total fee income.
(c) For the three and nine months ended June 30, 1996, primary and fully diluted earnings per common share reflect the dilutive effect of stock options. For the three and nine months ended June 30, 1995, stock options were not materially dilutive.
(d) Tangible and core capital levels are shown as a percentage of total adjusted assets, as computed based on regulatory guidelines. Risk-based capital levels are shown as a percentage of risk-weighted assets.
(e) This figure represents GAAP capital excluding the effect of SFAS 115 and goodwill.
(f) The difference between GAAP capital and regulatory risk-based capital represents the exclusion of the effect of SFAS 115 and goodwill and an addition for the allowance for possible loan losses.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following is a summary of the Company's provisions and allowance for possible loan losses:

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                             ------------------------------    ------------------------------

                                                                1996              1995            1996             1995
                                                             ------------     -------------    ------------    -------------
                                                                                      (In  thousands)
Opening allowance                                                 $34,349          $35,696         $34,358          $35,713

Provision                                                           1,600            1,500           4,700            4,970

Net charge-offs                                                    (1,844)          (1,976)         (4,953)          (5,463)
                                                              -------------     ------------    ------------    -------------

Ending allowance                                                  $34,105          $35,220         $34,105          $35,220
                                                              =============     ============    ============    =============

NON-PERFORMING ASSETS

Loans are considered non-performing if they are in foreclosure and/or are 90 or more days delinquent (excluding those restructured loans that have been returned to performing status after developing a satisfactory payment history, generally six months). Loans, other than education loans, accrue interest until considered doubtful of collection by management, but in no case beyond 90 days delinquent. Consumer loans (other than education loans) are generally written off upon becoming 120 days delinquent in the case of installment loans and 180 days in the case of revolving credit lines. Delinquent interest on education loans continues to accrue, however, since these loans are backed by a government agency guarantee and all interest and principal is ultimately expected to be received. Once management reaches a decision to place a loan on non-accrual status, all delinquent previously accrued interest on such loan is reversed against previously recorded income.

The level of non-performing residential property loans is also affected by the Company's loan restructuring activities. Where borrowers have encountered hardship, but are able to demonstrate to the Company's satisfaction an ability and willingness to resume regular monthly payments, the Company seeks to provide them with an opportunity to restructure their loans. Where successful, these restructurings avoid the cost of completing the foreclosure process, as well as any losses on acquisition of the properties and the costs of maintaining and disposing of real estate owned. Once restructured residential loans comply with the terms of their restructure agreement for a satisfactory period (generally six months), the Company returns such loans to performing status.

Management also believes that a portion of the Company's non-performing assets is attributable to the low documentation loans (as defined below) previously originated by the Company. During the 1986 to 1989 period, the Company originated a significant number of one-to-four family mortgage loans without verification of the borrower's financial condition or employer verification of the borrower's level of income if the borrower's stated income was considered reasonable for the employment position held ("low documentation loans"). The Company has experienced higher delinquency and default rates on such loans, as compared to fully underwritten one-to-four family loans, and in recognition thereof, the Company discontinued the origination of low documentation loans in 1990. The Company is unable to determine the aggregate dollar amount of low documentation loans originated between 1986 and 1989 which still remain outstanding. At June 30, 1996, approximately $554.1 million, or 26.14% of the Company's one-to-four family residential loan and co-operative apartment loan portfolio consisted of loans originated during the 1986 to 1989 period, as compared with $604.2 million, or 42.52%, and $710.5 million, or 51.42%, at September 30, 1995 and 1994 respectively. To the extent such loans include a significant amount of low documentation loans, the Company's delinquency and default rates could be adversely impacted and may result in material losses. From time to time, on a selective basis, the Company originates loans that involve limited verification of the borrower's level of income or financial condition ("limited documentation loans"). All such limited documentation loans are intended to meet secondary market investor guidelines and are primarily originated for sale to investors.

The following table sets forth information regarding the components of non-performing assets for the periods indicated. Restructured loans that have not yet demonstrated a sufficient payment history to warrant a return to performing status are included with non-performing loans.

                                                                                   JUNE 30,             SEPTEMBER 30,
                                                                                        1996                    1995
                                                                              -------------------    ---------------------

                                                                                      (DOLLARS IN THOUSANDS)

Non-performing loans (1):
Residential:

     One-to-four family                                                               $38,579                  $39,661
     Co-operative apartments                                                              830                    1,572
     Home equity                                                                        3,980                    4,915
     Second mortgage                                                                      193                      226
     Multi-family                                                                       1,253                    1,512
                                                                                     --------                 --------
       Total residential                                                               44,835                   47,886
Non-residential:
     Commercial real estate                                                             4,321                    4,093
     Construction                                                                         453                      453
     Land                                                                                 675                      836
                                                                                     --------                 --------
Total real estate loans (2)                                                            50,284                   53,268
Other loans (3)                                                                         2,596                    2,408
                                                                                      -------                 --------
Total non-performing loans                                                             52,880                   55,676
Real estate owned net                                                                   7,511                    8,893
                                                                                      -------                  -------

Total non-performing assets                                                           $60,391                  $64,569
                                                                                      =======                  =======

Non-performing loans to total gross loans                                                1.81%                     2.67%
Non-performing assets to total assets                                                    1.16                      1.32
Allowance for possible loan losses to non-performing loans                              64.50                     61.71

(1) All non-performing loans are in non-accrual status. There are no loans 90 days or more past due and still accruing interest (other than education loans which are guaranteed).
(2) At June 30, 1996, includes $8.6 million of loans considered impaired in accordance with SFAS 114 for which there is a related allowance for possible loan losses. At September 30, 1995, includes $14.8 million of restructured loans that have not yet complied with the terms of their restructure agreement for a satisfactory period (generally six months).
(3) At June 30, 1996, includes $0.1 million of commercial loans considered impaired in accordance with SFAS 114 for which there is a related allowance for possible loan losses. At September 30, 1995, includes $0.8 million of impaired commercial loans.

INTEREST SENSITIVE GAP ANALYSIS

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1996, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown to reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Prepayment assumptions ranging from 0% to 15% per year were applied, dependent upon the loan type and coupon. Run-off rate assumptions for passbook savings, statement savings, NOW and money market accounts, in the one year or less category, were 51%, 51%, 40% and 100% respectively, rather than the OTS assumptions which, in the one year or less period, are 17%, 17%, 37% and 79%, respectively. These withdrawal rates and prepayment assumptions are based on assumptions and analyses prepared internally and are used in preparing the Regulatory Thrift Bulletin-13 Report and the quarterly management reports. These assumptions were used rather than the assumptions published by the OTS because management believes they are more indicative of the actual prepayments and withdrawals experienced by the Company. The assumptions do not reflect any increases or decreases in interest rates paid on various categories of deposits (whether by the Company or in general) since June 30, 1996.

                                                 INTEREST RATE SENSITIVITY GAP ANALYSIS
                                                            AT JUNE 30, 1996
                           ---------------------------------------------------------------------------------------------
                                          MORE THAN    MORE THAN     MORE THAN    MORE THAN
                            3 MONTHS      3 MONTHS     6 MONTHS       1 YEAR       3 YEARS     MORE THAN
                             OR LESS     TO 6 MONTHS   TO 1 YEAR    TO 3 YEARS   TO 5 YEARS     5 YEARS        TOTAL
                           ------------  ------------ ------------  ------------ ------------  -----------  ------------
                                                                  (IN THOUSANDS)
Interest-earning assets(1):
   Real estate loans (2)   $   248,936   $   334,189  $   682,258   $ 1,009,636  $   221,425   $  224,140   $ 2,720,584
   Commercial loans (2)          6,529          ---          ---          ---          ---             54         6,583

   Other loans (2)              66,368         3,343        6,690        23,828       17,551       21,045       138,825
   Mortgage-backed             396,403       347,756      594,953       234,412       37,477       98,085     1,709,086
    securities (3)
   Interest-earning             20,879          ---          ---           ---         ---          ---          20,879
    cash equivalents
   Debt and equity              22,303         6,250       88,797        51,091        4,738      113,090       286,269
    securities (3)
   Stock in FHLB-NY               ---           ---          ---           ---          ---        40,754        40,754

                           ------------  ------------ ------------  ------------ ------------  -----------  ------------
    Total                      761,418       691,538    1,372,698     1,318,967      281,245      497,114     4,922,980
     interest-earning assets
Interest-bearing liabilities:
   Passbook accounts           127,975       101,707      120,968       111,221      106,587      116,592       685,050
   Statement savings           121,422        96,753      115,052       105,768      101,361      110,869       651,225
    accounts
   NOW accounts                 36,531         4,725        9,450        37,800       36,225        1,575       126,306
   Checking & demand
    deposit accounts             2,677         1,147        2,294          ---          ---         ---           6,118

   Money market                 87,012        16,314       32,628          ---          ---         ---         135,954
    accounts
   Certificate accounts        438,447       327,759      418,608       490,275      241,469        9,147     1,925,705
   Borrowings                  246,370       188,461         ---        466,000         ---         ---         900,831

                           ------------  ------------ ------------  ------------ ------------  -----------  ------------
    Total                    1,060,434       736,866      699,000     1,211,064      485,642      238,183     4,431,189
    interest-bearing
    liabilities
                           ------------  ------------ ------------  ------------ ------------  -----------  ------------
Interest sensitivity       $ (299,016)   $  (45,328)  $   673,698   $   107,903  $ (204,397)   $  258,931   $   491,791
  gap per period
                           ============  ============ ============  ============ ============  ===========  ============
Cumulative interest        $ (299,016)   $ (344,344)  $   329,354   $   437,257  $   232,860   $  491,791
  sensitivity gap
                           ============  ============ ============  ============ ============  ===========
Cumulative interest
  sensitivity gap as
  a percentage of               (5.73) %      (6.60) %       6.31 %        8.37 %       4.46 %       9.42 %
  total assets (4)
Cumulative net
  interest-earning
  assets as a
  percentage of net
  interest-bearing               71.80         80.84       113.19        111.79       105.55       111.10
  liabilities

(1) Excludes non-performing loans, net of unearned discounts and premiums, deferred loan fees, purchase accounting discounts and premiums.
(2) For purposes of gap analysis, the allowance for possible loan losses is excluded.
(3) Mortgage-backed and debt and equity securities are shown excluding the market value appreciation of $4.3 million, before tax, resulting from SFAS 115.
(4) Amounts for fixed rate loans are based on scheduled payment dates and loans for which there is no amortization schedule are included as three months or less.

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.
- ---------------------------------

         A. On March 28, 1994, the Company received notice that it had been named as a defendant in a class action lawsuit filed in the Supreme Court of the State of New York, County of Queens against the Bank, the Company, the members of the Board of Directors of the Company, Merrill Lynch, Pierce, Fenner & Smith and the OTS. The lawsuit was entitled Herbert Z. Kadison, on behalf of himself and all others similarly situated against The Long Island Savings Bank, FSB, et at. The Complaint sought to have the court, among other things, declare that the defendants had breached their fiduciary duty and other duties to the plaintiffs and all other depositors similarly situated, declare that the Bank's proposed mutual to stock conversion allowing the individual defendants to acquire stock options to be issued pursuant to the Bank's amended plan of conversion was a nullity, cancel the Management Recognition and Retention Plans and Trusts and stock option plans, and amend the plan to provide that the subscription rights be freely traded and assignable and that suitable arrangement be made to provide a market for subscription rights.

         On May 18, 1994, all the defendants moved to dismiss the complaint. In September 1994, the court granted the motion and dismissed the complaint. In December 1994, plaintiffs served a notice of appeal with the Appellate Division of the Supreme Court, Second Department. The appeal was perfected, oral argument heard and the Appellate Division rendered a Decision and order dated March 4, 1996 affirming the dismissal of the complaint for lack of subject matter jurisdiction. The plaintiffs had until April 25, 1996 to apply for leave to appeal to the Court of Appeals. The plaintiffs have not filed such an application. Accordingly, this lawsuit is now concluded.

          B. On August 15, 1989 the Bank and its former wholly owned subsidiary, The Long Island Savings Bank of Centereach, FSB ("Centereach") filed suit against the United States seeking damages or other appropriate relief on the grounds, among others, that the government had breached the terms of the 1983 assistance agreement between the Bank and the Federal Savings and Loan Insurance Corporation pursuant to which the Bank acquired Centereach ("Assistance Agreement"). The Assistance Agreement, among other things, provided for the inclusion of supervisory goodwill as an asset on Centereach's balance sheet to be amortized over 40 years for regulatory purposes and to be included in capital.

          The suit is pending before Chief Judge Loren Smith in the United State Court of Federal Claims and is entitled The Long Island Savings Bank, FSB et al. vs the United States. The case has been stayed pending disposition by the United States Supreme Court of three related supervisory goodwill cases (the Winstar cases). On July 1, 1996 the Supreme Court ruled in the Winstar cases and held that the government had breached its contracts with the Winstar parties and was liable in damages for those breaches. On July 30, 1996 Chief Judge Smith held a hearing in all of the related supervisory goodwill cases pending in the Court of Federal Claims to consider various procedural matters concerning the management of the cases going forward. The Court is expected to issue a case management order in the near future.

          In its complaint, the Bank did not specify the amount of damages it was seeking from the United States. There have been no decisions determining damages in any of the supervisory goodwill cases. The Bank is unable to predict the outcome of its claim against the United States and the amount of damages that may be awarded to the Bank, if any, in the event that judgment is rendered in the Bank's favor. Consequently, no assurances can be given as to the results of this claim or the timing of any proceedings in relation thereto.


Item 2.        Changes in Securities.
- -------------------------------------

         NONE.

Item 3.        Defaults Upon Senior Securities.
- -----------------------------------------------

         NONE.

Item 4.        Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------------

         NONE.
Item 5.        Other Information.
- ---------------------------------

         NONE.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits - The following exhibit is filed as part of this report:

                    Regulation S-K Exhibit Reference Number
                    11. Statement re: Computation of Per Share Earnings (In thousands, except per share data)

                                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              JUNE 30,                           JUNE 30,
                                                                   -------------------------------    ------------------------------

                                                                        1996             1995             1996            1995
                                                                   ---------------    ------------    -------------    ------------

                Net Income                                             $   11,294      $   11,010       $   34,177      $   31,590
                                                                   ===============    ============    =============    ============

                Total weighted average common shares and
                equivalents outstanding                                    23,979          24,517           24,356          24,463
                                                                   ===============    ============    =============    ============

                Primary earnings per common share (1)                  $     0.47      $     0.45      $      1.40      $     1.29
                                                                   ===============    ============    =============    ============

                Total shares for fully dilutive earnings per               24,030          24,517           24,463          24,463
                share
                                                                   ===============    ============    =============    ============

                Fully diluted earnings per common share (1)            $     0.47      $     0.45       $     1.40       $    1.29
                                                                   ===============    ============    =============    ============

               (1) For the three and nine months ended June 30, 1996, primary and fully diluted earnings per common share reflect the dilutive effect of shares issuable under the Company's benefit plans. For the three and nine months ended June 30, 1995, shares issuable under the Company's stock benefit plans were not materially dilutive.

               (b)  Reports on Form 8-K

               On April 10, 1996,  April 15, 1996, April 23, 1996, June 25, 1996
               and June 28, 1996, the Company filed with the SEC Current Reports on Form 8-K which contained press releases. The April press releases announced the Company's award of Savings Bank Life Insurance policies in excess of $17 million, the commencement of the Company's third stock repurchase program and the earnings for the three months ended March 31, 1996 and 1995. The June press releases announced the declaration of the Company's seventh consecutive quarterly dividend and the acquisition of two mortgage origination offices.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LONG ISLAND BANCORP, INC.

DATED:  8/6/96                    BY:  /s/ John J. Conefry, Jr.
        ------                         ------------------------

                                           John J. Conefry, Jr.
                                           Chairman of the
                                           Board and Chief
                                           Executive Officer




DATED:  8/6/96                    BY:  /s/ Mark Fuster
        ------                         ---------------
                                           Mark Fuster
                                           Chief Financial
                                           Officer