Form 10-K405
period 1996-09-30
LONG ISLAND BANCORP INC
filed 1996-12-27
CIK 916837

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1996

                           LONG ISLAND BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         11-3198508
----------------------------                     ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   Number)

201 OLD COUNTRY ROAD, MELVILLE, NEW YORK                   11747-2724
----------------------------------------                 --------------
(Address of principal executive offices)                  (Zip Code)

                                (516) 547-2000
                                --------------
              (Registrant's telephone number, including area code)

                                    0-23526
                                    -------
                            (Commission File Number)

                                 ______________
           (Securities registered pursuant to Section 12(b) of the Act)

                           COMMON STOCK $.01 PAR VALUE
                    -----------------------------------------
           (Securities registered pursuant to Section 12(g) of the Act)

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
                                                          ---

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1) YES  X   NO
                                     -----   -----

        The aggregate market value of voting stock held by non-affiliates of the registrant as of October 31, 1996: Common Stock par value $.01 per share, $671,696,140.

        This figure is based on the closing price on the Nasdaq National Market for a share of the registrant's common stock on October 31, 1996, which was $29.19 as reported in the Wall Street Journal on November 1, 1996. The number of shares of the registrant's Common Stock outstanding as of October 31, 1996 was 24,626,961 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 18, 1997 and the Annual Report to Stockholders for fiscal 1996 are incorporated herein by reference - Parts II and III.

                             CROSS REFERENCE INDEX

                                    PART I

                                                                            PAGE
                                                                            ----
Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  43
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . .  44

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
            Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . .  44
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . . . .  44
Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . .  44
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure. . . . . . . . . . . . . . . . . . . . . .  45

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . . .  45
Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . .  45
Item 12.  Security Ownership of Certain Beneficial Owners and Management. .  45
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . .  45

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .  45
          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  47

                                    PART 1

ITEM 1.  BUSINESS

General

Long Island Bancorp, Inc. ("Holding Company") was incorporated in the State of Delaware in December 1993 at the direction of the Board of Directors of The Long Island Savings Bank, FSB ("Bank") for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The mutual-to-stock conversion was completed on April 14, 1994. In connection with the conversion the Holding Company issued 26,040,214 shares of common stock ("Common Stock") at a price of $11.50 per share to the Bank's depositors and its tax-qualified employee stock benefit plans, and an additional 776,250 shares to the Bank's Management Recognition and Retention Plans ("MRP's"). The Holding Company realized net proceeds of $264.2 million from the sale of its Common Stock and utilized approximately $164.0 million to purchase 100% of the issued and outstanding shares of the Bank's common stock.

The primary business of the Holding Company is the operation of its wholly owned subsidiary, the Bank. In addition to directing, planning and coordinating the business activities of the Bank, the Holding Company invests its funds primarily in U.S. government and federal agency securities, investment grade preferred stock and federal funds. In the future, the Holding Company may acquire or organize other operating subsidiaries, including other financial institutions.

The information presented in the financial statements and in this Form 10-K reflect the financial condition and results of operations of the Holding Company and the Bank (collectively "Company"), on a consolidated basis. At September 30, 1996, the Company had total assets of $5.4 billion.

The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four family, owner occupied residential mortgage loans. In addition, from time to time depending on market conditions, the Bank will invest in mortgage-backed and asset-backed securities to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans, commercial loans, consumer loans and other marketable securities. Revenues are derived principally from interest on real estate and other loans, mortgage-backed and other debt securities, and dividends on investment securities. Primary sources of funds are deposits, borrowings under reverse-repurchase agreements and principal and interest payments on loans and mortgage-backed securities. Additionally, the Bank issued a funding note ("Funding note") in fiscal 1996 which was collateralized by a pool of adjustable rate residential mortgage loans. See Note 14 of Notes to Consolidated Financial Statements.

Market Area and Competition

The Bank historically has operated as a consumer-oriented community institution primarily engaged in attracting deposits from the general public and investing such deposits and other available funds in mortgage loans secured by one-to-four family dwellings and mortgage-backed securities. At September 30, 1996 the Bank conducted its business through 36 full service banking offices, 6 of which are located in the New York City borough of Queens, 11 in Nassau County and 19 in Suffolk County, New York. It also operates 25 regional lending centers, 7 of which are located in Virginia; 5 in Pennsylvania; 4 in New York; 2 in each of Georgia, New Jersey and Maryland; and 1 in each of Connecticut, Delaware and North Carolina. Based on data published by the Federal Deposit Insurance Corporation ("FDIC") as of June 1995 (the latest available data) the Bank is the fourth largest institution in terms of deposits in Suffolk County with a 7.2% market share. In Queens, the Bank is ranked sixth with a 3.5% market share and in Nassau County, the Bank is ranked tenth with a 3.4% market share. Management considers the Bank's reputation and quality customer service as its major competitive advantages in attracting and retaining customers in its market areas. In this respect, the Bank has performed extensive market research studies which are designed to identify the specific products and services required to serve each local community. In order to better serve its customers, the Bank has installed automated teller machines ("ATMs") in a majority of its offices and is currently in the process of enhancing its computer technologies to facilitate, among other things, the integration of the Bank's efforts to deliver insurance and securities products, traditional deposit products and all lending products.

When ranked against all Metropolitan Statistical Areas in the nation, based on FDIC published data as of June 1995, the Queens, Nassau, and Suffolk market area served by the Bank is the fifth largest banking market in the United States based on combined bank deposits. This market ranks among the top 5% in per capita income and has the third highest population density. The high population density in these areas allows the Bank to serve a large number of customers with an efficient network of branches. Management believes that its branch offices generally are located in communities that can be characterized as stable, consisting of residential neighborhoods of predominantly one-to-four family residences.

During the last three years, unemployment and real estate values have been relatively stable in New York, New Jersey and Connecticut ("New York metropolitan area") which has had a corresponding impact on the Bank's asset quality. In order to mitigate the Bank's potential exposure to a concentration of credit risk in the New York metropolitan area, the Bank expanded its lending operations into Delaware, Georgia, Maryland, Pennsylvania and Virginia in fiscal 1995. In fiscal 1996, the Bank expanded into North Carolina as well. The following table sets forth the geographic distribution of the Company's real estate loan portfolio, excluding home equity loans, at September 30:

            State                    1996             1995             1994
-------------------------------  ------------     ------------     ------------
                                                  (IN THOUSANDS)
Connecticut ...................  $    135,704     $     51,679     $     26,425
Georgia........................       120,070           77,820              ---
Maryland.......................       226,599           65,643               30
New Jersey.....................       167,406           93,165           69,402
New York.......................     1,370,521        1,349,780        1,415,869
Pennsylvania...................        65,184           19,968            1,131
Virginia.......................       180,732           80,477                7
Other states...................       693,984          200,381            8,035
                                 ------------     ------------     ------------
  Total real estate loans......  $  2,960,200     $  1,938,913     $  1,520,899
                                 ------------     ------------     ------------
                                 ------------     ------------     ------------

The New York metropolitan area has a large number of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from savings and loan associations, savings banks, commercial banks, mortgage banking companies and insurance companies. The Bank's most direct competition for deposits has historically come from savings and loan associations, savings banks and commercial banks. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies that offer short-term money market funds, corporate and government securities funds, mutual funds and annuities.

Lending Activities

LOAN PORTFOLIO COMPOSITION. Gross loans receivable, including loans held for sale, comprised 58.36% of total assets at September 30, 1996. The Company's real estate loan portfolio consists primarily of conventional first mortgage loans secured by owner occupied one-to-four family residences and co-operative apartment loans and, to a lesser extent, multi-family residences, second mortgage loans, commercial real estate and construction and land loans. At September 30, 1996, the Company had total real estate loans outstanding on one-to-four family properties of $2.9 billion, or 91.57% of the Company's total gross loans receivable, including $114.6 million, or 3.66%, of co-operative apartment loans, $18.6 million, or 0.59%, of home equity loans and $5.2 million, or 0.17%, of second mortgages. At that date, multi-family residential mortgage loans totalled $34.9 million, or 1.12% of total gross loans receivable. The remainder of the Company's real estate loans, which totalled $77.3 million, or 2.46% of total gross loans receivable at September 30, 1996, included $69.6 million of commercial real estate loans, or 2.22% of total gross loans receivable, and $7.7 million of construction loans and land loans, or 0.24% of total gross loans receivable. These amounts include $57.9 million of real estate loans held for sale in the secondary market. Commercial and other loans, which consisted principally of secured and unsecured lines of credit and other consumer loans, totalled $151.7 million, or 4.85% of total gross loans receivable at September 30, 1996. These amounts include $0.1 million of student loans held for sale in the secondary market.

The following table sets forth at September 30, 1996, the amount of all loans due after September 30, 1997 and whether such loans have fixed or adjustable rates.
                                               DUE AFTER SEPTEMBER 30, 1997
                                           -------------------------------------
                                            ADJUSTABLE     FIXED
                                               RATE         RATE         TOTAL
                                           -----------  -----------  -----------
                                                      (IN THOUSANDS)
Real estate loans:
  One-to-four family (1).................  $ 2,357,070  $   236,713  $ 2,593,783
  Co-operative apartments (1)............       86,191       28,369      114,560
  Home equity............................        7,274          ---        7,274
  Multi-family...........................       21,686       12,549       34,235
  Commercial real estate.................       51,215       15,233       66,448
  Second mortgages.......................        4,978          164        5,142
  Construction loans.....................          ---          ---          ---
  Land loans.............................        2,049          314        2,363
                                           -----------  -----------  -----------
    Total real estate loans..............    2,530,463      293,342    2,823,805
Commercial and other loans (2):
  Commercial loans.......................        4,208        2,588        6,796
  Property improvement...................          ---           11           11
  Loans on deposit accounts..............          ---        1,851        1,851
  Lines of credit........................          ---          ---          ---
  Other consumer loans (3)...............       11,487       78,896       90,383
                                           -----------  -----------  -----------
    Total commercial and other loans.....       15,695       83,346       99,041
                                           -----------  -----------  -----------
Total gross loans........................  $ 2,546,158  $   376,688  $ 2,922,846
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------

(1)   Excludes  $57.9 million of loans held for sale.
(2) Excludes lines of credit that are payable on demand and are therefore considered to be due within one year.
(3)   Excludes student loans.

   The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                             AT SEPTEMBER 30,
                                  --------------------------------------------------------------------------------------------------
                                          1996               1995                1994                1993                1992
                                  -----------------   -----------------   -----------------   -----------------   ------------------
                                             PERCENT             PERCENT             PERCENT             PERCENT             PERCENT
                                               OF                  OF                  OF                  OF                  OF
                                    AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL
                                  ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------
                                                                          (DOLLARS IN THOUSANDS)
Real estate loans (1):
  One-to-four family..............$2,728,199  87.15%  $1,687,952  80.94%  $1,236,778  73.35%  $1,453,790  74.26%  $1,920,781  67.31%
  Home equity.....................    18,564   0.59       18,115   0.87       21,225   1.26       27,381   1.40      364,988  12.79
  Co-operative apartment..........   114,609   3.66      128,423   6.16      144,814   8.59      157,659   8.05      179,262   6.28
  Multi-family....................    34,883   1.12       35,708   1.71       46,053   2.73       53,846   2.75       63,194   2.21
  Commercial real estate..........    69,625   2.22       72,393   3.47       76,295   4.52       80,047   4.09       94,952   3.33
  Second mortgages................     5,154   0.17        6,563   0.31        7,894   0.47       10,565   0.54       13,971   0.49
  Construction....................     4,509   0.14        3,070   0.15        2,392   0.14        8,153   0.42       10,302   0.36
  Land............................     3,221   0.10        4,804   0.23        6,673   0.40        9,535   0.49        9,477   0.33
                                  ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------

Total real estate loans........... 2,978,764  95.15    1,957,028  93.84    1,542,124  91.46    1,800,976  92.00    2,656,927  93.10
Commercial and other loans:
  Commercial loans................     8,206   0.26        9,330   0.45       12,456   0.74       17,013   0.87       36,079   1.27
  Property improvement............     9,028   0.29       11,131   0.53       13,335   0.79       17,104   0.87       21,953   0.77
  Student (2).....................     7,084   0.23        3,324   0.16       15,429   0.92       12,533   0.64       24,611   0.86
  Loans on deposit accounts.......     2,475   0.08        2,649   0.13        2,924   0.17        3,393   0.17        8,031   0.28
  Lines of credit.................    55,292   1.77       59,746   2.86       63,102   3.74       67,258   3.44       67,560   2.37
  Other consumer loans............    69,575   2.22       42,284   2.03       36,808   2.18       39,376   2.01       38,550   1.35
                                  ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------

Total commercial and other loans..   151,660   4.85      128,464   6.16      144,054   8.54      156,677   8.00      196,784   6.90
                                  ---------- ------   ---------- ------   ---------- ------   ---------- ------   ---------- ------
Total loans receivable, gross..... 3,130,424 100.00%   2,085,492 100.00%   1,686,178 100.00%   1,957,653 100.00%   2,853,711 100.00%
                                             ------              ------              ------              ------              ------
                                             ------              ------              ------              ------              ------
  Purchase accounting discounts,
    net...........................    (2,727)             (4,151)             (5,994)             (8,167)            (21,794)
  Unearned premiums, discounts
    and deferred loan fees, net...     5,021              (2,870)             (5,667)             (6,687)             (5,613)
                                  ----------         ----------          ----------          ----------          ----------
Loans receivable, net............. 3,132,718           2,078,471           1,674,517           1,942,799           2,826,304
  Allowance for possible loan
    losses .......................   (33,912)            (34,358)            (35,713)            (33,951)            (32,157)
  Allowance for market valuation
    for loans held for sale in the
    secondary market..............       ---                 ---                 (28)                ---                 ---
                                  ----------         ----------          ----------          ----------          ----------
Total loans receivable, net.......$3,098,806          $2,044,113          $1,638,776          $1,908,848          $2,794,147
                                  ----------         ----------          ----------          ----------          ----------
                                  ----------         ----------          ----------          ----------          ----------

(1) These amounts include $57.9 million, $49.3 million, $8.0 million, $38.4 million and $37.9 million of loans held for sale in the secondary market at September 30, 1996, 1995, 1994, 1993 and 1992, respectively. At September 30, 1993, this amount includes $110.0 million of non-performing real estate loans included in the bulk sale of certain loans and real estate owned ("Bulk Sale") of which $102.6 million were one-to-four family loans, $3.8 million were commercial real estate loans, $3.5 million were co-operative apartment loans and $0.1 million were land loans.
(2) Includes $0.1 million and $30,000 of loans held for sale in the secondary market at September 30, 1996 and 1995 respectively.

The following table shows the contractual maturity of the Company's loan portfolio at September 30, 1996. The table does not include prepayments or scheduled principal amortization.

                                                                          AT SEPTEMBER 30, 1996
                                       ---------------------------------------------------------------------------------------------
                                                                            REAL ESTATE LOANS
                                       ---------------------------------------------------------------------------------------------
                                          ONE TO                    COOP                             COMMERCIAL
                                           FOUR         HOME        APT.      SECOND       MULTI-       REAL                  LAND
                                        FAMILY (1)     EQUITY     LOANS (1)  MORTGAGES     FAMILY      ESTATE  CONSTRUCTION   LOANS
                                       -----------    --------    ---------    -------    --------    -------- ------------  -------
                                                                              (IN THOUSANDS)
Amounts due:
  Within one year...................   $    76,604    $ 11,290    $     ---    $    12    $    648    $  3,177    $ 4,509    $   858
  After one year:
    One to three years..............        48,926       1,172          117        193       1,753      11,389        ---      2,049
    Three to five years.............         7,121       1,551          776        140       4,746      13,623        ---        314
    Five to 10 years................       109,040       4,551        2,701      2,924      13,906      24,315        ---        ---
    Ten to 20 years.................       388,756         ---       61,915      1,747       9,391      14,896        ---        ---
    Over 20 years...................     2,039,940         ---       49,051        138       4,439       2,225        ---        ---
                                       -----------    --------    ---------    -------    --------    -------- ------------  -------
      Total due after one year......     2,593,783       7,274      114,560      5,142      34,235      66,448        ---      2,363
                                       -----------    --------    ---------    -------    --------    -------- ------------  -------
      Total amounts due.............   $ 2,670,387    $ 18,564    $ 114,560    $ 5,154    $ 34,883    $ 69,625    $ 4,509    $ 3,221
                                       -----------    --------    ---------    -------    --------    -------- ------------  -------
                                       -----------    --------    ---------    -------    --------    -------- ------------  -------
  Purchase accounting
    discounts, net..................
  Unearned discounts, premiums
    and deferred loan fees, net.....
  Allowance for  possible loan
    losses..........................
  Loans receivable, net.............

                                             AT SEPTEMBER 30, 1996
                                     ------------------------------------
                                               REAL ESTATE LOANS
                                     ------------------------------------
                                                                 TOTAL
                                     COMMERCIAL    OTHER         LOANS
                                       LOANS     LOANS (2)     RECEIVABLE
                                     ----------  ---------    -----------
                                               (IN THOUSANDS)
Amounts due:
  Within one year...................   $1,410    $  44,125    $   142,633
  After one year:
    One to three years..............    4,908       23,789         94,296
    Three to five years.............      636       24,090         52,997
    Five to 10 years................      ---       25,600        183,037
    Ten to 20 years.................      ---        3,478        480,183
    Over 20 years...................    1,252       15,288      2,112,333
                                     ----------  ---------    -----------
      Total due after one year......    6,796       92,245      2,922,846
                                     ----------  ---------    -----------
      Total amounts due.............   $8,206    $ 136,370      3,065,479
                                     ----------  ---------
                                     ----------  ---------
  Purchase accounting
    discounts, net..................                               (2,727)
  Unearned discounts, premiums
    and deferred loan fees, net.....                                5,021
  Allowance for  possible loan
    losses..........................                              (33,912)
                                                              -----------
  Loans receivable, net.............                          $ 3,033,861
                                                              -----------
                                                              -----------

 (1)   Excludes $57.9  million of real estate loans held for sale.
 (2)   Excludes $7.1 million of student loans held for investment and sale.

The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the periods indicated:

                                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                                        -------------------------------------------
                                                             1996            1995           1994
                                                        ------------    ------------    ------------
                                                                        (IN THOUSANDS)
Real estate loans, net at beginning of period:          $  1,957,028    $  1,542,124    $  1,800,976
Real estate loans originated and purchased:
  One-to-four family (1)..............................     1,395,388         640,164         400,712
  Co-operative apartment..............................         3,072           3,143          17,697
  Multi-family........................................        10,106             358             368
  Commercial real estate..............................         9,915           9,528           7,670
  Construction........................................         7,218           2,692           2,605
  Land................................................           ---           1,000             232
  Purchases (3).......................................       949,437         397,776           5,795
                                                        ------------    ------------    ------------
    Total real estate loans originated and purchased..     2,375,136       1,054,661         435,079
Transfers to real estate owned .......................       (10,001)        (10,312)        (12,699)
Write-offs............................................        (3,869)         (4,608)         (5,852)
Principal repayments..................................      (331,680)       (202,509)       (256,391)
Sales of loans........................................      (649,064)       (278,649)       (418,989)
Securitized loans.....................................      (358,786)       (143,679)            ---
                                                        ------------    ------------    ------------

At end of period (2)..................................  $  2,978,764    $  1,957,028    $  1,542,124
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------

Commercial and other loans, net:
At beginning of period................................  $    128,464    $    144,054    $    156,677
Commercial and other loans originated.................        89,827          63,540          62,821
Write-offs............................................        (4,330)         (5,015)         (5,859)
Principal repayments..................................       (59,416)        (53,596)        (64,887)
Commercial and other loans sold ......................        (2,885)        (20,519)         (4,698)
                                                        ------------    ------------    ------------

At end of period......................................  $    151,660    $    128,464    $    144,054
                                                        ------------    ------------    ------------
                                                        ------------    ------------    ------------

(1) Includes home equity loan advances for the fiscal years ended September 30, 1996, 1995, and 1994 in the amounts of $6.6 million, $2.2 million and $2.6 million, respectively.
(2) Includes $57.9 million, $49.3 million, and $8.0 million of loans held for sale in the secondary market at September 30, 1996, 1995 and 1994, respectively.

(3) Composed predominantly of one-to-four family loans.

ONE-TO-FOUR FAMILY MORTGAGE LENDING. The Bank offers both fixed rate and adjustable rate mortgage ("ARM") loans primarily secured by one-to-four family, owner occupied residences. Prior to 1995, the majority of such loans were secured by property located in Queens, Nassau and Suffolk counties. During fiscal 1995, the Bank acquired the lending operations of Entrust Financial Corporation ("Entrust") and Developer's Mortgage Corporation ("Developer's"). These acquisitions enabled the Bank to expand its retail production offices into the states of Pennsylvania, Delaware, Maryland, Virginia and Georgia, while continuing to originate loans through its New York, New Jersey and Connecticut offices. During fiscal 1996, the Bank continued to expand its operations outside New York through the acquisition of two mortgage origination offices located in Pennsylvania and North Carolina from Fleet Mortgage Corporation and the entire loan production operations of First Home Mortgage of Virginia, Inc. ("First Home"). The First Home acquisition added five mortgage origination offices in Virginia. Loan originations are generally obtained from existing or past customers, members of local communities, mortgage bankers, mortgage brokers, real estate agents and attorney referrals. The Bank also operates a national correspondent lending program to purchase, from mortgage bankers, loans secured by owner occupied one-to-four family residences for geographic diversity. The program is designed to expand the Bank's mortgage portfolio and reduce the risks associated with geographic concentrations. The Bank also accepts loan application information through its telemarketing operations. Generally, the Bank's underwriting guidelines conform to Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines.

The Bank generally originates one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or selling price of the property securing the loan. One-to-four family mortgage loans are also originated with loan-to-value ratios of up to 100% of the appraised value of the mortgaged property; however, private mortgage insurance is required whenever loan-to-value ratios exceed 80% of the appraised value of the property securing the loan. The majority of the loans originated conform to FNMA and FHLMC loan limits for one-to-four family residences, however, loans may be originated for amounts up to $1.5 million.

During the 1986 to 1989 period, the Bank originated a significant number of one-to-four family mortgage loans without verification of the borrower's financial condition or employer verification of the borrower's level of income if the borrower's financial condition and stated income was considered reasonable for the employment position held ("low documentation loans"). The Bank has experienced higher delinquency and default rates on such loans, as compared to fully underwritten one-to-four family loans, and in recognition thereof, discontinued the origination of low documentation loans in 1990. From time to time, on a selective basis, the Bank originates loans that involve limited verification of the borrower's level of income or financial condition ("limited documentation loans"). All such limited documentation loans are intended to conform to secondary market investor guidelines.

The Bank offers fixed rate one-to-four family residential, condominium and co-operative unit loans up to the FNMA and FHLMC limits. In addition, fixed rate loans in principal amounts above the FNMA and FHLMC limits are offered in amounts conforming to the limits permitted by various investors to whom the loans are intended to be sold. Interest rates charged on fixed rate loans are competitively priced based on market conditions and the Bank's cost of funds. The terms of these loans are a maximum of 30 years. Origination fees are generally charged; however, the Bank offers loans with higher or lower fees depending on the interest rates to be charged.

The Bank originates most fixed rate loans for immediate sale to FNMA, FHLMC or other investors. There is approximately a one month delay between funding and the sale of the loans. The total real estate loans held for sale aggregated $57.9 million at September 30, 1996. The Bank arranges for the sale of such loans at the time the loan application is received through best effort and mandatory delivery commitments and, on a regular basis, determines whether it is best to retain or sell the servicing rights. For the year ended September 30, 1996, the Bank sold real estate loans totaling $649.1 million, 80.1% of which were sold on a servicing released basis in order to take advantage of market prices for loan servicing.

The Bank offers a variety of ARM loans with maximum loan terms of up to 40 years, except for co-operative apartment loans which have a maximum loan term of 30 years. These loans adjust periodically and are indexed to a specific Treasury Bill rate, plus a margin. These loans typically carry an initial interest rate below the fully-indexed rate for the loan. The Bank qualifies borrowers at the second year rate with a minimum qualification interest rate equal to the then applicable FNMA standard on one year ARM loans. All other ARM loans are underwritten at the initial start rate. The initial discounted rate is determined by the Bank in accordance with market and competitive factors. Generally, the ARM loans adjust by a maximum of 2% for each rate adjustment period with a lifetime cap of 5% - 6% over the initial rate. Accordingly, if interest rates and the resulting cost of funds increase in a rapidly increasing interest rate environment, it is possible for the interest rate increase to exceed the cap levels on these loans and negatively impact net interest income. Origination fees and points of up to 3% may be charged for one-to-four family ARM loans. ARM loans generally pose a risk that as interest rates rise, the amount of a borrower's monthly loan payment also rises, thereby increasing the potential for delinquencies and loan losses. However, this potential risk is lessened by the Bank's policy of originating ARM loans with annual and lifetime interest rate caps that limits the increase of a borrower's monthly payment.

The Bank has correspondent loan agreements with select mortgage bankers who originate loans throughout the United States. The Bank purchased 2,812 loans amounting to $776.3 million of residential one-to-four family conforming and jumbo loans through its correspondent mortgage originators in the fiscal year ended September 30, 1996. Such loans are underwritten to the Bank's standards. These loans are primarily from outside the Bank's core franchise area. The strategy of utilizing correspondent mortgage originators is to develop and maintain multiple distribution channels, to increase geographic diversity and to improve the stability of interest income.

SECOND MORTGAGE LOANS. As of September 30, 1996, the balance of such loans is predominantly one-to-four family loans, and was $5.2 million, or 0.17% of total gross loans. This category has been steadily decreasing since September 30, 1992, when balances of such loans were $14.0 million or 0.49% of total loans.

HOME EQUITY LOANS. Home equity lines of credit are included in the Bank's portfolio of one-to-four family loans. These loans are offered as prime rate indexed loans on which interest only is due for an initial term of ten years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 15 years. These loans are made on one-to-four family residential and condominium units, generally owner-occupied and subject to a 75% combined loan-to-value ratio including prior liens or up to 90% of private mortgage insurance is obtained. They are granted in amounts from $50,000 to $300,000 with an aggregate maximum of $1,000,000. The underwriting standards for home equity loans are generally the same as those for one-to-four family mortgages. In fiscal 1993, the Company sold $303.9 million of home equity loans. The remaining balance of home equity loans at September 30, 1996 was $18.6 million, or 0.59% of total gross loans.

MULTI-FAMILY LENDING. The Bank originates multi-family loans with contractual terms of up to 25 years with interim rate adjustments. These loans are generally secured by apartment or co-operative buildings and mixed-use (business and residential) properties, located in the Bank's primary market area and are originated in amounts of up to 75% of the appraised value of the property. In making such loans, the Bank bases its underwriting decision primarily on type and location of the property, the net income generated by the real estate to support the debt service, the financial resources of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the credit history of the borrowing entity. The Bank generally requires a debt service coverage ratio of at least 1.15x and may require personal guarantees from borrowers depending upon the loan-to-value ratio for the loan and the type of project. As of September 30, 1996, $34.9 million, or 1.12% of the Company's total gross loan portfolio, consisted of multi-family residential loans. At September 30, 1996, the Company's largest multi-family loan had an outstanding balance of $ 2.5 million and was secured by a 100 unit apartment complex.

COMMERCIAL REAL ESTATE LENDING. The Bank originates commercial real estate loans secured by properties such as retail stores, office buildings and industrial buildings located in the Bank's primary market area. The Bank's commercial real estate loans are generally made in amounts up to 75% of the appraised value of the property. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank generally requires that the properties securing commercial real estate loans have debt service coverage ratios of not less than 1.15x and may require personal guarantees from the borrowers or the principals of the borrowing entity. At September 30, 1996, the Company's commercial real estate loan portfolio totalled $69.6 million, or 2.22% of the Company's total gross loan portfolio.
 At September 30, 1996, the Company's largest commercial real estate loan relationship had an aggregate outstanding balance of $14.8 million, including $2.9 million of unsecured commercial debt, and was secured primarily by various commercial real estate properties which are occupied by retail establishments.

CONSTRUCTION AND LAND LENDING. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and, to a lesser extent multi-family and commercial properties. Construction and land development loans may be made in amounts up to 75% of the value as completed. The Bank generally requires personal guarantees of the borrowers and an indication that the borrower has sufficient equity in the project. Construction loans generally are made with adjustable rates with varying terms. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As of September 30, 1996, the Company had $7.7 million, or 0.24% of its total gross loan portfolio invested in construction and land loans. At September 30, 1996, the Company's largest construction and/or land loans relationship had an aggregate outstanding balance of $2.6 million and was secured by the underlying land and subsequent improvements.

COMMERCIAL AND OTHER LOANS. The Bank offers a wide variety of other secured and unsecured loans. As of September 30, 1996 commercial and other loans totalled $151.7 million or 4.85% of the Company's total gross loan portfolio.
 The Bank has de-emphasized its commercial loan portfolio since 1990, which has resulted in a reduction in the balance of these loans to $8.2 million at September 30, 1996 from $36.1 million at September 30, 1992. The largest component of other loans is the Bank's line of credit products, including unsecured fixed rate and prime rate based revolving credit lines, which are granted up to a maximum amount of $25,000, a fixed rate overdraft checking line product, and a junior home equity line of credit product for amounts from $10,000 to $50,000. The terms for this product are similar to the home equity product, except that these loans are subject to an 80% combined loan-to-value ratio. The Bank's tax advantage installment loan product carries a fixed rate, is available for amounts from $5,000 to $100,000 and is payable in terms of three to fifteen years. Those loans that exceed $25,000 are subject to an 80% combined loan-to-value ratio. At September 30, 1996, balances of these credit line products totalled $55.3 million, or 1.77% of total loans. Property improvement loans are made up to a maximum loan amount of $10,000 on an unsecured basis. The Bank also purchases and originates new and used automobile loans, personal loans, passbook savings loans and government-guaranteed student loans. In addition, the Bank finances new and used automobile leases on an outsourced basis. The underwriting standards employed by the Bank for other loans include a determination of the applicants' payment history on other debts and an assessment of the borrower's ability to meet payments on all of the borrower's obligations. In addition to the credit worthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Bank offers a Visa and Mastercard credit card program on an agent bank basis to generate fee income. The associated credit card receivables are assets of the credit card issuing bank. The level of delinquencies in the Bank's other loan portfolio has generally been within industry standards; however, there can be no assurance that delinquencies will not increase in the future.

LOAN APPROVAL PROCEDURES AND AUTHORITY. All one-to-four family ARM loans under $650,000 may be approved by designated mortgage department personnel. In certain cases where loan amounts exceed predetermined levels and/or loan-to-value ratios, loans must be approved by two or more authorized individuals. Loans over $650,000 require approval by the Loan Committee of the Board of Directors ("Loan Committee"). When loan approval is required before the next regularly scheduled Loan Committee meeting ("interim Loan Committee approval"), approval must be obtained from four predetermined designated individuals. Loans reported to the Loan Committee will consist of any loan approved as a result of the interim Loan Committee approval process plus loans randomly selected by the internal audit department meeting particular criteria. All one-to-four family fixed rate mortgage loans may be approved by a designated underwriter up to the loan maximum as set forth by the investor guidelines. All fixed rate loans are originated with the intent to sell. However, if a loan is not sold within six months from the date the loan is closed, the loan must be reported to the Loan Committee.

All ARM loans and fixed rate mortgage loans greater than $350,000 made to Directors, principal shareholders and related interests must be approved by the Board of Directors. All loans made to Senior Vice Presidents and above must be reported to the Board of Directors.

Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by the Bank's loan underwriters and, if necessary, additional financial information is obtained. An appraisal of the real estate intended to secure the proposed loan, if applicable, is required which currently is performed by either staff appraisers of the Bank or by independent appraisers designated and approved by the Bank. The Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. It is the Bank's policy to require borrowers to obtain title insurance and hazard insurance on all real estate first mortgage loans prior to closing.
Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and in some cases hazard insurance premiums.

The above lending procedures also apply to commercial real estate and multi-family loans with the exception of certain approval levels. Loans under $100,000 may be approved by an approved officer and loans between $100,000 and $300,000 must be approved by two approved officers. Loans over $300,000 must be reported to the Loan Committee and loans over $350,000 must be approved by the Loan Committee.

LOAN CONCENTRATIONS. As a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Bank may not extend credit to a single borrower or related group of borrowers in an amount greater than 15% of the Bank's unimpaired capital and surplus. An additional amount of credit may be extended, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which does not include real estate.

At September 30, 1996, there were no borrowers who had loans, which when aggregated in accordance with the applicable regulatory requirements, involved aggregate extensions of credit from the Bank exceeding its FIRREA loans-to-one borrower limit of $67.6 million.

LOAN SERVICING. As part of its efforts to increase non-interest revenues, the Company has placed additional emphasis on increasing its loan servicing portfolio. At September 30, 1996 and 1995 loans aggregating $3.7 billion and $2.6 billion, respectively, were being serviced for others. Management intends to continue to emphasize loan servicing to generate revenues and believes that the growth of the servicing portfolio will increase the level of loan servicing fee income in future years. In this respect, during 1996 and 1995, the Bank purchased mortgage servicing rights in the amount of $15.2 million and $10.1 million, respectively.

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

The Bank begins collection procedures with respect to mortgage loans by sending a late notice when the loan is 15 days past due, and by the 17th day of delinquency the matter is referred to the collection department for follow-up. During the next 60 days, a series of collection letters are sent and staff collectors attempt to make phone contact with the borrower. Formal written demand for the arrears is then made. The Bank usually authorizes commencement of a foreclosure action between 90 and 120 days after the default if the loan is not brought current or has not entered into a mutually satisfactory reinstatement arrangement with the borrower. The same collection procedures are used for delinquent home equity loans.

The Bank's consumer loan collection procedures call for sending late notices by the 15th day and then again on the 20th day of delinquency. The loan is referred to the collection department by the 20th day if not brought current. Legal action on installment loans is usually commenced if payments are not received after the loan has been delinquent for 120 days. Delinquent revolving credit accounts involves similar procedures, except that legal action is usually commenced after 180 days.

The level of non-performing residential property loans is also affected by the Bank's loan restructuring activities. Where borrowers have encountered hardship, but are able to demonstrate to the Bank's satisfaction an ability and willingness to resume regular monthly payments, the Bank seeks to provide them with an opportunity to restructure their loans. Where successful, these restructurings avoid the cost of completing the foreclosure process, as well as any losses on acquisition of the properties and the costs of maintaining and disposing of real estate owned.

The Bank returns restructured residential loans that have complied with the terms of their restructure agreement for a satisfactory period (generally six months) to performing status. At September 30, 1996, restructured residential loans included in performing and non-performing loans were $11.8 million and $11.4 million, respectively.

During December 1993 in an effort to accelerate resolution of certain of its problem assets, the Company entered into a contract for the bulk sale of certain loans and real estate owned ("Bulk Sale"). The sale of the loans was completed by December 31, 1993 and the sale of owned real estate was completed in the second quarter of fiscal 1994. At September 30, 1993 the book value of the loans anticipated to be sold was approximately $142.0 million, of which approximately $110.0 million were then non-performing and approximately $32.0 million were then performing. At that date, the net book value of the real estate owned anticipated to be sold was approximately $14.0 million.

The following table sets forth information regarding the components of non-performing assets at September 30 for the years indicated. Restructured loans that have not yet demonstrated a sufficient payment history to warrant a return to performing status are included with non-performing loans.

                                                                      AT SEPTEMBER 30,
                                               --------------------------------------------------------------
                                                 1996         1995        1994        1993            1992
                                               ---------   ---------   ---------   ----------      ----------
                                                                   (DOLLARS IN THOUSANDS)
Non-performing loans (1):
Residential:
  One-to-four family ......................... $  39,573   $  39,661   $  33,359   $  107,441      $  152,498
  Co-operative apartments ....................       602       1,572       1,811        4,208           5,083
  Home equity ................................     3,489       4,915       6,577       13,857          12,455
  Second mortgage ............................       190         226         471        1,002           1,446
  Multi-family ...............................       896       1,512       1,123          430             758
                                               ---------   ---------   ---------   ----------      ----------
    Total residential ........................    44,750      47,886      43,341      126,938         172,240
Non-residential:
  Commercial real estate .....................     4,336       4,093       4,459        8,301           6,783
  Construction ...............................       453         453         861        5,092           7,008
  Land .......................................       675         836       1,847        2,659           2,937
                                               ---------   ---------   ---------   ----------      ----------
Total real estate loans (2)...................    50,214      53,268      50,508      142,990         188,968
Other loans ..................................     2,952       2,408       3,528        2,326           6,090
                                               ---------   ---------   ---------   ----------      ----------
Total non-performing loans ...................    53,166      55,676      54,036      145,316         195,058
  Real estate owned, net .....................     8,155       8,893       7,187       25,812          35,255
                                               ---------   ---------   ---------   ----------      ----------
Total non-performing assets .................. $  61,321   $  64,569   $  61,223   $  171,128 (3)  $  230,313
                                               ---------   ---------   ---------   ----------      ----------
                                               ---------   ---------   ---------   ----------      ----------
Total non-performing loans to gross loans.....      1.70%       2.67%       3.20%        7.42%(3)        6.84%
Total non-performing assets to total assets...      1.14        1.32        1.36         4.29 (3)        4.09


(1) All non-performing loans are in non-accrual status. There are no loans 90 days or more past due and still accruing interest (other than education loans which are guaranteed).

(2) Includes $11.4 million, $14.8 million, $15.8 million, $25.0 million and $18.9 million of restructured real estate loans that have not yet complied with the terms of their restructure agreement for a satisfactory period (generally six months) as of September 30, 1996, 1995, 1994, 1993 and 1992, respectively.

(3) After giving effect to the consummation of the Bulk Sale, the total non-performing assets would have been $77.1 million and the Company's ratio of non-performing loans to total gross loans would have been 3.26% at September 30, 1993. The ratio of non-performing assets to total assets would have been 1.93% at September 30, 1993.

   Non-performing assets continue to have an adverse effect on the Company. The principal amount of non-performing real estate loans, excluding restructured loans, aggregated approximately $38.8 million, $38.5 million and $34.7 million at September 30, 1996, 1995 and 1994, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $2.9 million, $2.7 million and $3.7 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. No interest income was recorded for these loans during the fiscal years ended September 30, 1996, 1995 and 1994. The principal amount of non-performing commercial loans excluding restructured loans aggregated approximately $0.8 million, $0.8 million and $1.5 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

   The principal amount of restructured real estate loans that have not complied with the terms of their restructure agreement for a satisfactory period (generally six months) aggregated approximately $11.4 million, $14.8 million and $15.8 million at September 30, 1996, 1995 and 1994, respectively.
 Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $0.3 million, $0.3 million and $0.4 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Interest income recorded for these loans amounted to $0.1 million, $0.1 million and $0.2 million, for fiscal years 1996, 1995 and 1994. Restructured loans that have complied with the terms of their restructure agreement for a satisfactory period (generally six months) and returned to performing status aggregated $11.8 million, $12.1 million and $12.8 million as of September 30, 1996, 1995, 1994, respectively.

   The principal amount of restructured commercial loans aggregated $0.5 million, $0.9 million and $1.8 million at September 30, 1996, 1995 and 1994, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $43,000, $49,000 and $125,000 for fiscal years ended September 30, 1996, 1995 and 1994, respectively. Interest income recorded for these loans amounted to $29,000, $40,000 and $100,000 for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

   Although there are indications that the New York metropolitan real estate market has stabilized, there can be no assurance that economic conditions will not decline and therefore lead to an increase in the level of non-performing assets. Any such developments could further adversely affect the Company's operations by requiring additional provisions for possible loan losses, as well as through decreased interest income and increased non-interest expenses resulting from the allocation of resources to the management of non-performing assets and from increased real estate owned expenses.

NON-PERFORMING RESIDENTIAL PROPERTY LOANS

   At September 30, 1996, non-performing residential property loans were $44.8 million (including $8.1 million in loans that have been restructured and which may be returned to performing status if they develop a satisfactory payment history). The September 30, 1996 level of non-performing residential property loans represents a decrease of $3.1 million from September 30, 1995 and an increase of $1.4 million from the level at September 30, 1994. These levels reflect the movement of non-performing loans through the foreclosure process, the decrease in the amount of loans that became non-performing and, to a lesser extent, non-performing loans that were satisfied or reinstated and the effect of returning restructured loans that have demonstrated a satisfactory payment history to performing status.

   The volume of loans delinquent less than 90 days that are not in non-performing status may, to some degree, be a leading indicator of future levels of non-performing loans. Residential property loan delinquencies (net of those already in non-performing status) were as follows:

                                                     AT SEPTEMBER 30,
                                            ---------------------------------
                                                1996       1995       1994
                                            ----------- ---------- ----------
                                                      (IN THOUSANDS)
60-89 Days . . . . . . . . . . . . . . . . .  $ 10,030   $ 10,415   $ 10,210
30-59 Days . . . . . . . . . . . . . . . . .    73,225     51,558     59,465

NON-PERFORMING COMMERCIAL REAL ESTATE LOANS

   At September 30, 1996 the level of non-performing commercial real estate loans was $4.3 million, an increase of $0.2 million from the September 30, 1995 level of $4.1 million. This stable level in non-performing commercial real estate was primarily due to management's strategy to originate commercial real estate loans on a selective basis. The Company's commercial real estate loan portfolio, like the residential property loan portfolio, reflects indications of a stabilizing real estate market in the New York metropolitan area, however, it is possible that the Company may experience some future increases in the level of non-performing commercial real estate loans. The largest non-performing commercial real estate loan had an outstanding principal balance of $1.8 million at September 30, 1996 and was secured by a retail shopping center.

   The Bank seeks to work with delinquent commercial real estate borrowers in an attempt, when feasible, to restructure loans to provide for a resumption of regular monthly payments. These arrangements, which are individually negotiated based on the borrower's ability to maintain such payments generally provide for interest rates that are lower than those initially contracted for, and in some instances include a reduction in the principal amount of the loan, which reduction must be written off by the Bank. In each instance the Bank evaluates the costs associated with a particular restructuring arrangement and may enter into such an agreement if it believes it is economically beneficial to the Bank.

REAL ESTATE OWNED

   At September 30, 1996 and 1995, the balance of real estate owned was $8.2 million and $8.9 million, respectively. The Bank generally obtains appraisals on properties acquired as real estate owned at the time it obtains possession of the property and charges-off any declines in value at such time. The Bank generally reassesses the value of real estate owned every six months and charges off any amounts carried in excess of the reassessed value. The following table summarizes the real estate owned portfolio at September 30:

                                                     1996           1995
                                                   --------       --------
                                                       (IN THOUSANDS)
One-to-four family...........................      $  5,835       $  5,068
Condo/co-op..................................         1,990          2,464
Multi-family.................................           ---            673
Commercial...................................           330            347
Land.........................................           ---            341
                                                   --------       --------
                                                   $  8,155       $  8,893
                                                   --------       --------
                                                   --------       --------

   At September 30, 1996, the largest single real estate owned property was a one-to-four family unit with a book value of $0.3 million.

CLASSIFIED ASSETS

     Federal regulations and the Bank's Classification of Assets Policy provide for the classification of loans and other assets considered to be lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management. An internal loan review function, which was created to review and rate the quality of loans and other assets, reports to the Loan Committee on a quarterly basis.

   The following table sets forth the Bank's classified assets (other than "loss" classifications) and assets designated as special mention. Assets classified "loss" were charged-off.

                                                       AT SEPTEMBER 30, 1996
                                                   -----------------------------
                                                       (DOLLARS IN THOUSANDS)
                                                   -----------------------------
                                                                PERCENT OF TOTAL
                                                                ----------------
                                                     AMOUNT          ASSETS
                                                   ----------   ----------------
Classified assets:
  Substandard, including real estate owned . . .   $  74,900

   Doubtful. . . . . . . . . . . . . . . . . . .       2,240
                                                   ---------
     Total classified. . . . . . . . . . . . . .      77,140         1.44%

Special mention. . . . . . . . . . . . . . . . .      15,672
                                                   ---------
Total. . . . . . . . . . . . . . . . . . . . . .   $  92,812         1.73%
                                                   ---------
                                                   ---------

LOANS SOLD WITH RECOURSE

     Some residential property loans sold by the Company have been sold with recourse. The majority of these loans were sold to FNMA and FHLMC. At September 30, 1996, loans sold with recourse aggregated $289.5 million, but the maximum exposure under the Company's recourse obligations was $130.1 million. Included in loans sold with recourse at September 30, 1996 were loans delinquent 90 or more days with an aggregate outstanding balance of $10.3 million. Although the Company does not believe that its recourse obligations subject it to risk of material loss in the future, the Company has established recourse reserves which at September 30, 1996 aggregated approximately $0.6 million.

     Recourse as discussed herein means that the Company is obligated to remit to the investor the amount of contractual principal and interest due (less a servicing fee), regardless of whether these payments are actually received from the borrower. On completion of foreclosure, the entire balance of the loan must be remitted to the investor, regardless of whether the sale of the real estate owned property yields that amount. For loans sold to FNMA, it has been the Bank's practice to repurchase from FNMA any loans sold with recourse that become more than 90 days delinquent. By repurchasing these delinquent loans prior to foreclosure, the Bank derives the benefit of substantial savings between the interest rate that must be paid monthly to FNMA even if not received and the Bank's own interest cost to fund the purchase of these loans; additionally, repurchases permit the Bank to provide eligible borrowers with more flexible workout options. During fiscal 1996, the Bank repurchased from FNMA residential property loans sold with recourse totaling $1.7 million.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The Company maintains a valuation allowance for possible loan losses. The allowance for possible loan losses is established and maintained through a provision for possible loan losses at a level deemed appropriate by management to provide adequately for known and inherent risks in the portfolio. The determination of the amount of the allowance for possible loan losses includes estimates that are susceptible to significant changes due to changes in appraised values of collateral and general economic conditions. In connection with the determination of the allowance, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. The Bank's Classification of Assets Committee oversees the valuation allowance process.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance.

   Management's evaluation of the risk inherent in its loan portfolio and the general economy includes a review of all loans on which full collectibility may not be reasonably assured considering, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrowers' current financial condition and the potential for losses in future periods. In evaluating the adequacy of the allowance for possible loan losses management recognizes the risk associated with each type of loan and the current outstanding balance. The primary risk element considered by management with respect to each consumer and one-to-four family mortgage loan is any current delinquency on the loan. The primary risk elements considered with respect to commercial real estate and multi-family loans are the financial condition of the borrower, the sufficiency of collateral (including changes in the appraised values of collateral) and the record of payment. A subjective review of all substantial non-performing loans, other problem loans and overall delinquency is made prior to the end of each calendar quarter to determine the adequacy of the allowance for possible loan losses. Additionally, current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are factored into the determination of allowance levels.

     When real estate loans are foreclosed the loan balance is compared to the fair value of the property. If the net carrying value of the loan at the time of foreclosure exceeds the fair value of the property, the difference is charged to the allowance for possible loan losses and the fair value of the property becomes the book value of the real estate owned. The real estate owned is subsequently carried at the lower of book value or fair value with any further adjustment reflected as a charge against earnings.

   The following table sets forth the Company's allowance for possible loan losses at or for the years ended September 30,:

                                                 1996      1995      1994      1993      1992
                                               --------  --------  --------  --------  --------
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of period..............   $ 34,358  $ 35,713  $ 33,951  $ 32,157  $ 26,857
Provision for possible loan losses..........      6,200     6,470    11,955    47,288    19,347
Charge-offs:
  Real estate loans.........................      3,869     4,608     5,852    39,508(1)  9,891
  Commercial loans..........................        562       917     1,551     1,054       974
  Other loans...............................      3,768     4,098     4,308     6,236     4,958
                                               --------  --------  --------  --------  --------
    Total charge-offs.......................      8,199     9,623    11,711    46,798    15,823
Recoveries:
  Real estate loans.........................        691     1,006       482       685     1,644
  Commercial loans..........................        319       141       577        67       195
  Other loans...............................        543       651       459       552       437
                                               --------  --------  --------  --------  --------
    Total recoveries........................      1,553     1,798     1,518     1,304     2,276
                                               --------  --------  --------  --------  --------
Net charge-offs.............................      6,646     7,825    10,193    45,494    13,547
Transfers out...............................        ---       ---       ---       ---      (500)
                                               --------  --------  --------  --------  --------
Balance at end of period....................   $ 33,912  $ 34,358  $ 35,713  $ 33,951 $  32,157
                                               --------  --------  --------  --------  --------
                                               --------  --------  --------  --------  --------

Ratio of net loan charge-offs during the
  period to average loans, net out-
  standing during the period................       0.27%     0.42%     0.59%     1.79%     0.48%
Ratio of allowance for possible loan
  losses to gross loans receivable at
  the end of the period.....................       1.08      1.65      2.12      1.73(2)   1.13
Ratio of allowance for possible loan
  losses to non-performing loans at
  at the end of the period..................      63.79     61.71     66.09     23.36(3)  16.49

__________

(1) Includes $32.0 million in charge-offs related to the Bulk Sale.

(2) Giving effect to the consummation of the Bulk Sale, the ratio of allowance for possible loan losses to gross loans receivable at September 30, 1993 would have been 1.84%.

(3) Giving effect to the consummation of the Bulk Sale, the ratio of allowance for possible loan losses to non-performing loans at September 30, 1993 would have been 56.29%.

   The provision for possible loan losses declined to $6.2 million for the year ended September 30, 1996 from $6.5 million for the year ended September 30, 1995. This reduction reflects the stable level of non-performing loans and the third consecutive year of lower charge-offs.

   The following table sets forth the Company's allocation of its allowance for possible loan losses to the total amount of loans in each of the categories listed.

                                                                     AT SEPTEMBER 30,
                         ----------------------------------------------------------------------------------------------------
                                1996                 1995                1994                  1993                 1992
                         ------------------   -------------------   ------------------   ------------------   ------------------
                                   LOANS IN             LOANS IN             LOANS IN             LOANS IN             LOANS IN
                                   CATEGORY             CATEGORY             CATEGORY             CATEGORY             CATEGORY
                                   TO TOTAL             TO TOTAL             TO TOTAL             TO TOTAL             TO TOTAL
                          AMOUNT   LOANS (1)   AMOUNT   LOANS (1)   AMOUNT   LOANS (1)   AMOUNT   LOANS (1)   AMOUNT   LOANS (1)
                         -------  ----------  -------  ----------  -------  ----------  -------  ----------  -------  ----------
                                                                  (DOLLARS IN THOUSANDS)
Real estate loans ...... $20,226    95.16%    $20,554    93.84%    $22,881    91.46%    $24,951     92.00%   $25,414    93.10%
Commercial loans .......   3,631     0.26       3,874     0.45       4,250     0.74       3,874      0.87      2,601     1.27
Other loans ............  10,055     4.58       9,930     5.71       8,582     7.80       5,126      7.13      4,142     5.63
                         -------  ----------  -------  ----------  -------  ----------  -------  ----------  -------  ----------
  Total allowance
  for possible loan
  losses ............... $33,912   100.00%    $34,358   100.00%    $35,713   100.00%    $33,951    100.00%   $32,157   100.00%
                         -------  ----------  -------  ----------  -------  ----------  -------  ----------  -------  ----------
                         -------  ----------  -------  ----------  -------  ----------  -------  ----------  -------  ----------

(1) Gross loans used to calculate percentage.

INVESTMENT ACTIVITIES

   INVESTMENT POLICIES. The investment policy of the Company, which is established by senior management and approved by the Board of Directors, is based upon its asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of liquidity and safety and soundness. The Company's investment activities are overseen by the Investment Committee of the Board of Directors, which meets quarterly.

   The Company's investment goal has been to invest available funds in short-term, highly liquid instruments that are adjustable rate or that generally do not exceed an average life of five years, or that meet specific requirements of the Company's asset/liability goals. The policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in the Company's asset/liability structure, and at September 30, 1996, 91.43% of the individual holdings in the Company's mortgage-backed security and debt and equity security portfolios mature or reprice in fewer than five years.

   The Company's investment policy permits it to invest in, among other instruments, U.S. government obligations, securities of various government-sponsored agencies, including mortgage-backed securities issued/guaranteed by FNMA, FHLMC and Government National Mortgage Association ("GNMA"), certificates of deposit of insured banks and savings associations, bankers acceptances, federal funds, asset-backed securities, private issuer investment grade mortgage-backed securities, investment grade preferred stock, investment grade corporate debt securities and commercial paper.

   The Company's investment policy permits purchases of privately issued securities only if they are rated in one of the three highest categories by a nationally recognized rating agency and does not permit purchases of securities of below investment grade quality. In addition, the Company's investment policy prohibits investment in certain types of mortgage derivative securities that management considers high risk. The Company generally purchases only short-term classes of collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). At September 30, 1996, the Company held no securities issued by any one entity with a total carrying value in excess of 10% of the Company's net worth at that date, except for obligations of the U.S. government and government-sponsored agencies and certain mortgage-backed securities which are fully collateralized by mortgages held by single purpose entities.

   Thrift Bulletin Number 52 ("TB-52"), the Office of Thrift Supervision ("OTS") Policy Statement on securities portfolio policies and unsuitable investment practices requires that institutions classify mortgage derivative products acquired, including certain tranches of REMICs and CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudential safeguards in the purchase and retention of such securities.

   The Company's investment policy also permits it to invest in certain derivative financial instruments. These instruments consist of interest rate caps, floors and collars and are generally used to hedge against interest rate exposure. See--"Borrowings".

   MORTGAGE-BACKED SECURITIES. The Company invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand. At September 30, 1996, the net carrying value of mortgage-backed securities totalled approximately $1.7 billion, or 32.44% of total assets, which equaled their estimated fair value as substantially all mortgage-backed securities are classified as available-for-sale. Mortgage-backed securities in the Company's held-to-maturity portfolio are carried at amortized cost. The mortgage-backed securities portfolio includes REMICs and CMOs, with a net carrying value at September 30, 1996 of $88.8 million. A CMO is a special type of pass-through debt in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each such class possessing different risk characteristics.

   At September 30, 1996, $1.7 billion, or 93.95% of the amortized cost of the Company's mortgage-backed securities portfolio was directly insured or guaranteed by FNMA or FHLMC. FNMA and FHLMC provide the certificate holder a guarantee of timely payments of scheduled principal and interest, whether or not they have been collected. Those securities not insured or guaranteed by FNMA or FHLMC are either privately insured or have senior subordinated structures, and are rated AAA by one of the nationally recognized bond rating agencies. The Company's mortgage-backed securities portfolio had a weighted average yield of 6.83% at September 30, 1996. At September 30, 1996, $1.3 billion or 75.96%, of total mortgage-backed securities had adjustable rates and $0.4 million, or 24.04%, of total mortgage-backed securities had fixed rates, based on amortized cost.

   Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used more easily to collateralize obligations of the Bank. In general, mortgage-backed securities issued or guaranteed by FNMA and FHLMC and certain AAA-rated mortgage-backed pass-through securities are weighted at no more than 20% for risk-based capital purposes, compared to the risk weight assigned to non-securitized whole loans of 50%.

   While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value of such securities. In contrast to mortgage-backed securities in which cash flow is received (and, hence, prepayment risk is shared) pro rata by all securities holders, the cash flows from the mortgages or mortgage-backed securities underlying REMICs or CMOs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranch of a REMIC or CMO may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

   ASSET-BACKED SECURITIES. The Company invests in asset-backed securities. At September 30, 1996 the Company's total asset-backed securities portfolio of $40.4 million, or 0.75% of total assets, was classified as available-for-sale. These securities are rated AAA by one of the nationally recognized bond rating agencies, carry a fixed rate, and are primarily secured by automobile loans.

   PREFERRED AND COMMON STOCK. The Company invests in preferred and common stock. At September 30, 1996, all preferred and common stock was classified as available-for-sale and totalled $40.0 million, or 0.75% of total assets. These securities are investment grade and carry an A1P1 commercial paper rating as determined by one of the nationally recognized bond rating agencies.

SECURITIES PORTFOLIO

   The table below sets forth certain information regarding the amortized cost and market value of the Company's debt and equity securities portfolio at the dates indicated. Securities held-to-maturity are recorded at amortized cost. Securities available-for-sale are recorded at estimated fair value. Securities balances are categorized based upon the Company's adoption of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" effective September 30, 1993. Effective November 1995, the Financial Accounting Standards Board issued a Special Report on SFAS 115 providing a one-time reassessment that allowed entities to, concurrent with the initial adoption of the implementation guidance but no later than December 31, 1995, reassess the appropriateness of the classifications of all securities held at that time. The 1996 balances reflect the reassessment of the Company's portfolio which resulted in debt securities in the amount of $78.6 million previously classified as held-to-maturity to be classified as available-for-sale.

                                                                                     AT SEPTEMBER 30,
                                                         ------------------------------------------------------------------------
                                                                  1996                     1995                     1994
                                                         ----------------------   ----------------------   ----------------------
                                                         AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
                                                           COST      FAIR VALUE     COST      FAIR VALUE     COST      FAIR VALUE
                                                         ---------   ----------   ---------   ----------   ---------   ----------
                                                                                      (IN THOUSANDS)
SECURITIES HELD-TO-MATURITY:
Debt securities:
  U.S. government and agency obligations...............  $     --     $     --   $   2,593     $  2,593    $    448     $    434
  U.S. government and agency obligations pledged as
   collateral..........................................        --           --       7,393        7,398       9,578        9,351
  Asset-backed securities..............................        --           --      45,853       45,880      75,627       75,265
                                                         ---------   ----------   ---------   ----------   ---------   ----------
Total debt securities held-to-maturity.................  $     --     $     --    $ 55,839     $ 55,871    $ 85,653     $ 85,050
                                                         ---------   ----------   ---------   ----------   ---------   ----------
                                                         ---------   ----------   ---------   ----------   ---------   ----------
SECURITIES AVAILABLE-FOR-SALE:
Debt securities:
  U.S. government and agency obligations...............  $ 13,385     $ 13,382    $ 63,852     $ 63,665    $148,524     $147,324
  U.S. government and agency obligations pledged as
   collateral..........................................    88,021       86,105       --          --           --          --
  Asset-backed securities..............................    40,561       40,369     129,391      128,989     203,587      200,117
                                                         ---------   ----------   ---------   ----------   ---------   ----------
    Total debt securities..............................   141,967      139,856     193,243      192,654     352,111      347,441
Equity securities:
  Preferred and common stock...........................    40,038       40,038      40,038       40,038          89           89
  Investment in mutual funds...........................       779          756         729          716         681          657
                                                         ---------   ----------   ---------   ----------   ---------   ----------
    Total equity securities............................    40,817       40,794      40,767       40,754         770          746
                                                         ---------   ----------   ---------   ----------   ---------   ----------
Total debt and equity securities available-for-sale....  $182,784     $180,650    $234,010     $233,408    $352,881     $348,187
                                                         ---------   ----------   ---------   ----------   ---------   ----------
                                                         ---------   ----------   ---------   ----------   ---------   ----------
FHLB - New York stock..................................  $ 40,754     $ 40,754    $ 35,132     $ 35,132    $ 30,760     $ 30,760
                                                         ---------   ----------   ---------   ----------   ---------   ----------
                                                         ---------   ----------   ---------   ----------   ---------   ----------
Federal funds sold.....................................  $ 33,480     $ 33,480    $ 10,100     $ 10,100    $125,650     $125,650
                                                         ---------   ----------   ---------   ----------   ---------   ----------
                                                         ---------   ----------   ---------   ----------   ---------   ----------

    The table below sets forth certain information regarding the amortized cost and market values of the Company's mortgage-backed securities portfolio at the dates indicated. Mortgage-backed securities held-to-maturity are recorded at amortized cost. Mortgage-backed securities available-for-sale are recorded at estimated fair value. Securities balances are categorized based upon the Company's adoption of SFAS 115 effective September 30, 1993. The 1996 balances reflect the reassessment of the Company's portfolio in accordance with the Special Report on SFAS 115 which resulted in mortgage-backed securities in the amount of $1.2 billion previously classified as held-to-maturity to be classified as available-for-sale.

                                                                                     AT SEPTEMBER 30,
                                                          ----------------------------------------------------------------------
                                                                   1996                    1995                    1994
                                                          ----------------------  ----------------------  ----------------------
                                                          AMORTIZED   ESTIMATED   AMORTIZED   ESTIMATED   AMORTIZED   ESTIMATED
                                                             COST     FAIR VALUE     COST     FAIR VALUE     COST     FAIR VALUE
                                                          ----------  ----------  ----------  ----------  ----------  ----------
                                                                                      (IN THOUSANDS)
MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
  FNMA pass-through certificates........................  $   --      $   --      $  353,324  $  356,706  $  386,475  $  382,193
  FHLMC pass-through certificates.......................      --          --         362,646     362,237     452,874     437,416
  Real estate mortgage investment conduit...............      17,017      15,041      17,693      17,693      18,366      18,366
  Other pass-through certificates.......................       6,079       6,079      62,082      61,929       6,079       6,079
  GNMA, FHLMC and FNMA securities pledged as
   collateral...........................................      --          --         540,354     540,449     385,037     368,425
                                                          ----------  ----------  ----------  ----------  ----------  ----------
  Gross mortgage-backed securities......................      23,096      21,120   1,336,099   1,339,014   1,248,831   1,212,479
  Unamortized premiums (unearned discounts), net........      --          --           1,804      --          (6,339)     --
                                                          ----------  ----------  ----------  ----------  ----------  ----------
  Mortgage-backed securities held-to-maturity, net......  $   23,096  $   21,120  $1,337,903  $1,339,014  $1,242,492  $1,212,479
                                                          ----------  ----------  ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------  ----------  ----------
MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE:
  FNMA pass-through certificates........................  $  483,480  $  485,696  $  274,501  $  279,776    $117,311   $ 115,973
  GNMA pass-through certificates........................       3,582       3,632      --          --          --          --
  FHLMC pass-through certificates.......................     367,480     369,337     497,438     506,371     685,279     685,757
  Other pass-through certificates.......................      78,101      77,884       9,892       9,620      10,038       9,089
  GNMA, FNMA and FHLMC securities pledged as
   collateral...........................................     767,263     780,557     140,072     143,080       7,249       7,482
                                                          ----------  ----------  ----------  ----------  ----------  ----------
  Gross mortgage-backed securities......................   1,699,906   1,717,106     921,903     938,847     819,877     818,301
  Unamortized premiums (unearned discounts), net........       3,270      --           4,120      --            (900)     --
                                                          ----------  ----------  ----------  ----------  ----------  ----------
  Mortgage-backed securities available-for-sale, net....  $1,703,176  $1,717,106  $  926,023  $  938,847  $  818,977  $  818,301
                                                          ----------  ----------  ----------  ----------  ----------  ----------
                                                          ----------  ----------  ----------  ----------  ----------  ----------

     The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed and debt and equity securities as of September 30, 1996. Pursuant to the reassessment permitted by the Special Report on SFAS 115, all the Company's debt and equity securities are classified as available-for-sale. Mortgage-backed securities held-to-maturity are recorded at amortized cost. Securities available-for-sale are recorded at estimated fair value.


                                         ONE YEAR OR LESS      ONE TO FIVE YEARS      FIVE TO TEN YEARS      MORE THAN TEN YEARS
                                       --------------------   --------------------   --------------------   --------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                                       AMORTIZED   AVERAGE    AMORTIZED   AVERAGE    AMORTIZED   AVERAGE    AMORTIZED   AVERAGE
                                         COST       YIELD       COST       YIELD       COST       YIELD        COST      YIELD
                                       ---------   --------   ---------   --------   ---------   --------   ----------  --------
                                                                        (DOLLARS IN THOUSANDS)
DEBT AND EQUITY SECURITIES
  AVAILABLE-FOR-SALE:
U.S. government securities and
  obligations........................   $26,584     5.60%     $  --          --%      $74,822     6.10%     $   --         --%
Asset-backed securities..............     --        --          35,543     5.03         --        --             5,018   4.90
                                       ---------     ---      ---------     ---      ---------     ---      ----------    ---
Total debt and equity securities
  available-for-sale.................   $26,584     5.60%     $ 35,543     5.03%      $74,822     6.10%     $    5,018   4.90%
                                       ---------     ---      ---------     ---      ---------     ---      ----------    ---
                                       ---------     ---      ---------     ---      ---------     ---      ----------    ---
MORTGAGE-BACKED SECURITIES HELD-TO-
  MATURITY...........................   $ --          --%     $ 17,017     8.36%      $ --          --%     $    6,079   9.93%
                                       ---------     ---      ---------     ---      ---------     ---      ----------    ---
                                       ---------     ---      ---------     ---      ---------     ---      ----------    ---
MORTGAGE-BACKED SECURITIES
  AVAILABLE-FOR-SALE.................   $39,315     7.12%     $302,215     5.19%      $ 8,282     5.95%     $1,353,364   7.14%
                                       ---------     ---      ---------     ---      ---------     ---      ----------    ---
                                       ---------     ---      ---------     ---      ---------     ---      ----------    ---
FHLB-New York stock..................

Preferred and common stock...........

Mutual funds.........................

                                                   TOTAL SECURITIES
                                       -------------------------------------------
                                       WEIGHTED               ESTIMATED   WEIGHTED
                                       AVERAGE    AMORTIZED      FAIR     AVERAGE
                                       LIFE (1)      COST       VALUE      YIELD
                                       --------   ----------  ----------  --------
DEBT AND EQUITY SECURITIES
  AVAILABLE-FOR-SALE:
U.S. government securities and
  obligations........................   56.99     $  101,406  $   99,487   5.97%
Asset-backed securities..............   42.96         40,561      40,369   5.02
                                       --------   ----------  ----------    ---
Total debt and equity securities
  available-for-sale.................   52.98     $  141,967  $  139,856   5.70%
                                       --------   ----------  ----------    ---
                                       --------   ----------  ----------    ---
MORTGAGE-BACKED SECURITIES HELD-TO-
  MATURITY...........................   99.54     $   23,096  $   21,120   8.77%
                                       --------   ----------  ----------    ---
                                       --------   ----------  ----------    ---
MORTGAGE-BACKED SECURITIES
  AVAILABLE-FOR-SALE.................  294.11     $1,703,176  $1,717,106   6.79%
                                       --------   ----------  ----------    ---
                                       --------   ----------  ----------    ---
FHLB-New York stock..................             $   40,754  $   40,754     --%
                                                  ----------  ----------    ---
                                                  ----------  ----------    ---
Preferred and common stock...........             $   40,038  $   40,038   4.29%
                                                  ----------  ----------    ---
                                                  ----------  ----------    ---
Mutual funds.........................             $      779  $      756   7.07%
                                                  ----------  ----------    ---
                                                  ----------  ----------    ---

__________
(1)  This calculation is in months.

SOURCES OF FUNDS

     GENERAL. Deposits, repayments and maturities on loans and mortgage-backed securities, redemptions of debt and equity securities and, to a lesser extent, borrowings under reverse repurchase agreements and funding notes are the primary source of the Company's funds for use in lending, investing and for other general purposes.

     DEPOSITS. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook savings, demand and NOW, money market, statement savings and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained primarily from the areas in which its branch offices are located. The Bank relies on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank. In fiscal 1996, the Bank entered into an agreement whereby it authorized a broker to sell its certificates of deposit. No sales have taken place as of September 30, 1996 under this agreement. Since 1990, when market rates decreased, the Bank has not attempted to retain certificate accounts by keeping its rates above those offered by competitors. Despite this strategy, certificate accounts increased to 53.92% of total deposits at September 30, 1996 from 51.51% of total deposits at September 30, 1995. Management believes that this increase is attributable to the rise in interest rates that occurred during fiscal 1996 and 1995 and the return of funds to certificate accounts that had been temporarily invested in short term liquid accounts. Management monitors the Bank's certificate accounts and, based on historical experience, believes it will retain a large portion of the funds held in such accounts upon maturity.

   The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management believes that the use of year end balances instead of average balances does not result in any material difference in the information presented.

                                                                     AT SEPTEMBER 30,
                            ---------------------------------------------------------------------------------------------------
                                         1996                              1995                              1994
                            -------------------------------   -------------------------------   -------------------------------
                                                   WEIGHTED                          WEIGHTED                          WEIGHTED
                                        PERCENT    AVERAGE                PERCENT    AVERAGE                PERCENT    AVERAGE
                                        OF TOTAL   NOMINAL                OF TOTAL   NOMINAL                OF TOTAL   NOMINAL
                              AMOUNT    DEPOSITS     RATE       AMOUNT    DEPOSITS     RATE       AMOUNT    DEPOSITS     RATE
                            ----------  --------   --------   ----------  --------   --------   ----------  --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Passbook accounts.........  $  669,241   18.42%     2.76%     $  730,060   20.43%     2.76%     $  934,912   26.20%     2.75%
Demand and NOW accounts...     227,747    6.27      1.30         223,232    6.25      1.29         207,967    5.83      2.90
                            ----------  --------              ----------  --------              ----------  --------
    Total.................     896,988   24.69                   953,292   26.68                 1,142,879   32.03
Money market accounts.....     130,442    3.59      2.75         154,938    4.34      2.75         207,952    5.83      2.75
Statement savings
  accounts................     646,789   17.80      3.24         624,707   17.48      3.24         826,970   23.18      2.94
Certificate accounts:
  Jumbo within 1 year.....     110,565    3.04      5.41          86,698    2.43      5.62          36,463    1.02      3.75
  Other within 1 year.....   1,250,270   34.42      5.41       1,075,725   30.10      5.53         698,880   19.59      3.84
  One to three years......     314,327    8.65      5.68         423,644   11.86      6.13         469,421   13.16      5.44
  Three or more years.....     283,629    7.81      6.42         254,525    7.12      6.50         185,250    5.19      5.64
                            ----------  --------              ----------  --------              ----------  --------
  Total...................   1,958,791   53.92                 1,840,592   51.51                 1,390,014   38.96
                            ----------  --------              ----------  --------              ----------  --------
Total deposits............  $3,633,010  100.00%               $3,573,529  100.00%               $3,567,815  100.00%
                            ----------  --------              ----------  --------              ----------  --------
                            ----------  --------              ----------  --------              ----------  --------

   The following table presents, by various rate categories, the amount of certificate accounts outstanding at September 30, 1996, 1995 and 1994 and the periods to maturity of the certificate accounts outstanding at September 30, 1996:

                                                                                  PERIOD TO MATURITY FROM SEPTEMBER 30, 1996
                                                                                 ---------------------------------------------
                                                      AT SEPTEMBER 30,                        ONE TO
                                             ----------------------------------    WITHIN     THREE
                                                1996        1995        1994      ONE YEAR    YEARS    THEREAFTER     TOTAL
                                             ----------  ----------  ----------  ----------  --------  ----------   ----------
                                                                              (IN THOUSANDS)
Certificate accounts:
3.99% or less..............................  $       36  $   11,029  $  495,426  $       36  $  --      $ --        $       36
4.00% - 4.99%..............................     292,511     149,768     361,917     286,664     5,775         72       292,511
5.00% - 5.99%..............................   1,160,668     897,341     354,261     835,312   245,574     79,782     1,160,668
6.00% - 6.99%..............................     393,757     650,183     139,042     222,677    61,140    109,940       393,757
7.00% - 7.99%..............................     111,739     131,214      37,344      16,144     1,762     93,833       111,739
8.00% or greater...........................          80       1,057       2,024           2        76          2            80
                                             ----------  ----------  ----------  ----------  --------  ----------   ----------
                                             $1,958,791  $1,840,592  $1,390,014  $1,360,835  $314,327   $283,629    $1,958,791
                                             ----------  ----------  ----------  ----------  --------  ----------   ----------
                                             ----------  ----------  ----------  ----------  --------  ----------   ----------

The following table presents the deposit activity of the Bank for the periods indicated.

                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
                                                       (IN THOUSANDS)
Opening
balance...................................................................................... $3,573,529 $3,567,815 $3,617,600
Net withdrawals..............................................................................    (96,367)  (133,966)  (170,119)
Interest credited............................................................................    155,848    139,680    120,334
                                                                                              ---------- ---------- ----------
Ending balance............................................................................... $3,633,010 $3,573,529 $3,567,815
                                                                                               ---------  ---------  ---------
                                                                                               ---------  ---------  ---------

The following table presents time deposits at September 30, 1996 over $100,000:

MATURITY PERIOD
---------------                                                                                                    AMOUNT
                                                                                                                ---------------
                                                                                                                 (IN THOUSANDS)
Three months or less..........................................................................................      $  37,996
Over three through six months.................................................................................         38,384
Over six through 12 months....................................................................................         34,184
Over 12 months................................................................................................         50,090
                                                                                                                     --------
    Total.....................................................................................................      $ 160,654
                                                                                                                     --------
                                                                                                                     --------

BORROWINGS

   Although deposits are the Bank's primary source of funds, the Bank often uses borrowings as an alternative and sometimes a less costly source of funds. The Bank's primary source of borrowing is sales of securities under agreements to repurchase ("reverse-repurchase agreements"), generally from 30 days up to 36 months, with nationally recognized investment banking firms. Reverse-repurchase agreements are accounted for as borrowings by the Bank and are secured by designated securities. The proceeds of these transactions are used to meet cash flow or asset/liability needs of the Bank as well as to take advantage of investment opportunities that may exist in the market which enable the Bank to earn a positive interest rate spread. At September 30, 1996, the Bank had reverse-repurchase agreements outstanding of $0.8 billion. Additionally, the Company's investment policy enables the Company to enter into certain interest rate contracts to hedge interest rates on certain assets and liabilities. The Bank had entered into interest rate cap agreements involving a notional amount of $90.0 million and $140.0 million as of September 30, 1996 and 1995, respectively, which serve to hedge against the interest rate risk of borrowed funds.

In addition, on June 27, 1996, the Bank issued a Funding note in the amount of $181.4 million which is collateralized by a pool of adjustable rate residential mortgage loans. Payments of principal and interest on the Funding note are paid monthly based on the scheduled payments due on the underlying loans. The interest on the Funding note changes monthly and bears interest at a rate of 50 basis points over the one month London Interbank Offered Rate ("LIBOR"). See Note 14 of Notes to Consolidated Financial Statements.

   The following table sets forth certain information regarding borrowed funds for the dates indicated:

                                                      AT OR FOR THE YEAR ENDED
                                                           SEPTEMBER 30,
                                                    ----------------------------
                                                      1996      1995      1994
                                                    --------  --------  --------
                                                       (DOLLARS IN THOUSANDS
FHLB-NY note payable:
  Average balance outstanding.....................  $  2,461  $    875  $      8
  Maximum amount outstanding at any month-end
   during the year................................     --       30,000     3,000
  Balance outstanding at end of year..............     --       10,000     --
  Weighted average interest rate during the
   year...........................................      5.73%     6.32%     5.13%
  Weighted average interest rate at end of year...     --         6.63     --
Reverse-repurchase agreements and short-term loans
  payable:
  Average balance outstanding.....................  $675,104  $510,111  $228,360
  Maximum amount outstanding at any month-end
   during the year................................   805,942   743,952   325,022
  Balance outstanding at end of year..............   800,000   623,675   325,022
  Weighted average interest rate during the
   year...........................................      5.69%     5.53%     4.30%
  Weighted average interest rate at end of year...      5.52      5.69      4.66
Funding note:
  Average balance outstanding.....................  $ 46,883     --        --
  Maximum amount outstanding at any month-end
   during the year................................   181,370     --        --
  Balance outstanding at end of year..............   178,023     --        --
  Weighted average interest rate during the
   year...........................................      6.11%    --        --
  Weighted average interest rate at end of year...      6.00     --        --
Total borrowings:
  Average balance outstanding.....................  $724,448  $510,986  $228,368
  Maximum amount outstanding at any month-end
   during the year................................   981,119   743,952   325,022
  Balance outstanding at end of year..............   978,023   633,675   325,022
  Weighted average interest rate during the
   year...........................................      5.71%     5.53%     4.30%
  Weighted average interest rate at end of year...      5.61      5.70      4.66

PURCHASE ACCOUNTING

   In 1983, with the assistance of the Federal Savings and Loan Insurance Corporation ("FSLIC") as set forth in an assistance agreement ("Assistance Agreement"), the Bank acquired, as a wholly-owned subsidiary, The Long Island Savings Bank of Centereach FSB ("Centereach"). The Bank and Centereach reported to the Federal Home Loan Bank Board of New York ("FHLB-NY"), forerunner of the OTS, as two separate entities. In 1986, with FSLIC assistance, the Bank acquired Flushing Federal Savings and Loan Association ("Flushing Federal") by merger.

   The FSLIC-assisted supervisory acquisitions of Centereach and Flushing Federal were accounted for using the purchase method of accounting and resulted in goodwill of $656.8 million. The goodwill constituted an intangible asset on Centereach's and the Bank's balance sheets, and was included in determining regulatory capital. As a result of FIRREA, however, each bank was required to deduct "non-qualifying" goodwill from all measures of regulatory capital and phase out "qualifying supervisory goodwill" from core (and therefore also from risk-based) capital by December 31, 1994.

   To bring Centereach into capital compliance and avoid possible regulatory sanctions against Centereach on September 3, 1993, with the OTS's approval, Centereach and the Bank sold $836.3 million in deposits from ten branch locations and reduced their asset size by a similar amount. Concurrent with the sale of these deposits, the Bank was merged into Centereach ("Merger") and Centereach's name was changed to The Long Island Savings Bank, FSB. The Company, in connection with the Merger, reviewed its accounting policies and practices and decided to revise its past practices relating
                                       25
to the amortization of goodwill. The $625.4 million in goodwill on Centereach's books, as a result of "pushdown" accounting related to the Centereach acquisition, was originally to be amortized over 40 years in accordance with Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets." In fiscal 1993 the Company decided to amortize all of this goodwill at a constant rate over the average lives of acquired long-term interest-earning assets (after adjustment for estimated prepayments of assets subject to prepayment), in accordance with Statement of Financial Accounting Standards No. 72 ("SFAS 72"), "Accounting for Certain Acquisitions of Banking or Thrift Institutions." The principal effect of the retroactive adoption of SFAS 72 was to reallocate the amortization of the goodwill so that a greater proportion of such goodwill was amortized in earlier years. This resulted in the additional amortization of $323.5 million of goodwill against fiscal 1993 earnings as a cumulative effect of a change in accounting principle effective October 1, 1992. In addition, the balance of the Centereach unamortized goodwill, $59.2 million, was written off in September 1993 as a charge to current earnings.

   The unamortized balance of goodwill recorded in connection with the 1986 acquisition of Flushing Federal of $11.6 million was also written off in September 1993 as a charge to current earnings.

   The November 1994 acquisitions of Entrust and Developer's and the August 1996 acquisition of First Home were accounted for using the purchase method of accounting and resulted in goodwill to be charged to earnings on a straight line basis over 15 years. As of September 30, 1996 the unamortized balance of goodwill related to these acquisitions was $5.3 million.

   The following table sets forth the net effect on income of purchase accounting adjustments for the fiscal years ended September 30:

                                                                RECOGNITION OF
                                                                    DISCOUNT
                         AMORTIZATION    PURCHASE ACCOUNTING    (PREMIUM) DUE      NET EFFECT
FISCAL YEAR               OF GOODWILL      DISCOUNTS, NET       TO ASSET SALES      ON INCOME
-----------              ------------    -------------------    ---------------    ----------
                                                 (IN THOUSANDS)
1994 . . . . . . . . .      $  --            $  1,822                $    --         $ 1,822
1995 . . . . . . . . .       (211)(1)           1,492                     56           1,337
1996 . . . . . . . . .       (284)(2)           1,081                 (1,308)           (511)

______________
(1) Represents amortization stemming from the acquisitions of the operations of Entrust and Developer's and is included in Other general & administrative expense in the Consolidated Statements of Operations.
(2) Represents amortization stemming from the acquisitions of operations of Entrust, Developer's and First Home since its acquisition and is included in Other general and administrative expense in the Consolidated Statements of Operations.

    The following table sets forth the scheduled amortization of remaining purchase accounting discounts (premiums) for the fiscal years ending September 30:
                                                                   PURCHASE
                                                                   ACCOUNTING
FOR THE FISCAL                                                     DISCOUNTS/
YEAR ENDING                                                        (PREMIUMS)
--------------                                                   --------------
                                                                 (IN THOUSANDS)
1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   652
1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         224
1999-2003 . . . . . . . . . . . . . . . . . . . . . . . . . . .         173
2004-2008 . . . . . . . . . . . . . . . . . . . . . . . . . . .        (299)
2009-2013 . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,065)
2014 and thereafter . . . . . . . . . . . . . . . . . . . . . .        (855)
                                                                 --------------
                                                                    $(1,170)
                                                                 --------------
                                                                 --------------
OTHER FEE BASED PRODUCTS

   In 1990, the Bank organized the Long Island Savings Agency ("LISA"), as a wholly-owned service corporation to offer non-traditional, fee-based products to its customers. LISA was formed to engage in the business of selling single premium
                                       26
deferred annuity products and was expanded in 1993 to offer a broader range of financial products and services including an expanded line of annuities and other investment products by marketing a line of mutual funds with a variety of investment objectives. The insurance products and mutual funds sold are products of unrelated insurance and securities firms from which LISA earns commissions. During the fiscal years ended September 30, 1996, 1995 and 1994, LISA generated gross fee income of $1.6 million, $0.8 million and $1.2 million, respectively.

SUBSIDIARY ACTIVITIES

   The Bank currently owns 17 subsidiaries, each of which is wholly-owned. These subsidiaries have been primarily created to (a) take title to foreclosed properties, (b) take title to land held for investment, (c) develop or own investment properties, (d) act as holding companies, (e) sell insurance and securities products and (f) facilitate borrowings.

   (a) Foreclosed Property Subsidiaries. Longrich Investors, Inc., Oldfield Realty, Inc., Syosset N.J. Realty, Inc. and Syosset Connecticut Realty, Inc. were all formed for the sole purpose of holding title to foreclosed property. Two subsidiaries take title to properties located in New York and one each in New Jersey and Connecticut. Such properties are included in Real estate owned in the Consolidated Statements of Financial Condition.

   (b) Subsidiaries Holding Land for Investment. Christa Realty, Inc., Kyle Development, Inc. and 63 Ocean Realty Corp. were primarily formed to take title to undeveloped land held for investment purposes. Such properties are included in Investment in real estate in the Consolidated Statements of Financial Condition.

   (c) Real Estate Development/Rental Subsidiaries. Longpond Investors Inc. and Longco Investors Inc. were created primarily to serve as joint venture partners where the joint venture built and now operates rental real estate. Suffco Development Corp. was formed for the same purpose except that the projects are sold upon completion. Suffco Development Corp. also serves as document custodian to facilitate operations with FNMA. 3366 Park Avenue Corp. owns an office building that contains branch facilities and operates the property.

   (d) Holding Company Subsidiaries. Mortgage Headquarters Inc. was formed primarily for the purpose of serving as a holding company for lower tier subsidiary operations. In addition, Mortgage Headquarters Inc. serves as a joint venture partner where the joint venture originates mortgage loans.

   (e) Insurance Products and Mutual Funds Subsidiary. LISA was formed to market insurance products and mutual funds. The insurance products and mutual funds sold are products of unrelated insurance and securities firms from which LISA earns commissions. See -- Other Fee Based Products.

   (f) Financing Subsidiary. 201 Old Country Road Inc. was formed to serve as a special purpose subsidiary which currently holds mortgage loans that serve as collateral for the Funding note previously described. See --Borrowings.

   (g) Other Subsidiaries. Great Neck Towers Corp., Syosset Document Corp. and First Home Mortgage of Virginia, Inc. are inactive subsidiaries. First Home Mortgage of Virginia, Inc. was acquired by the Company in August 1996. All former operations and net assets purchased in the acquisition were transferred to the Bank.

SAVINGS BANK LIFE INSURANCE

As an issuing bank, the Bank offers Savings Bank Life Insurance ("SBLI") to its customers up to the legal maximum of $50,000 per insured individual and, as a trustee bank, offers an additional $500,000 in group coverage per insured under SBLI's Financial Institution Group Life Insurance policy. During April 1996, approximately 8,800 life insurance policies were transferred from East River Savings Bank at no cost to the Company. As of September 30, 1996, the SBLI Department had approximately 17,200 policies in effect. The SBLI Department's activities are segregated from the Bank and, while they do not materially affect the Bank's earnings, management believes that offering SBLI is beneficial to the Bank's relationship with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Bank for expenses incurred on its behalf.

PERSONNEL

As of September 30, 1996, the Bank had 1,355 full-time employees and 123 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

                                  TAXATION
FEDERAL TAXATION

GENERAL. The Holding Company and the Bank report their income on a consolidated basis, using a calendar year and the accrual method of accounting and are currently subject to federal income taxation in the same manner as other corporations. Prior to January 1, 1996, the Bank was entitled to establish a reserve for bad debts under Section 593 ("IRC 593") of the Internal Revenue Code of 1986, as amended ("Code"). IRC 593 was repealed in August 1996 as part of the Small Business Job Protection Act of 1996. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Holding Company. The Bank is currently under exam by both the Internal Revenue Service and New York State Department of Taxation and Finance, however, no material tax deficiencies are anticipated.

BAD DEBT DEDUCTION. The Bank is required to use the specific charge-off method for calculating its bad debt deduction effective the first tax year after December 31, 1995. The specific charge-off method under the Code Section 166(a) permits a taxpayer to deduct any debt (or portion thereof) that becomes wholly (or partially) worthless during the tax year.

As part of the repeal of IRC 593, the Bank is required to recapture (that is, include in taxable income) its post-1987 additions to its bad debt reserves whether the additions were computed using a percentage based on the Bank's actual loss experience ("experience method"), or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications, without regard to the Bank's actual loss experience, and reduced by the amount of any addition permitted to the reserve for non-qualifying loans ("percentage of taxable income method"). The recapture is to be determined under Code Section 481(a) and will be added into taxable income ratably over a six year period beginning with the first tax year after 1995. The amount to be recaptured is approximately $2.7 million and will not have a material impact on the Company. The Bank may postpone the recapture of the post-1987 excess reserves for up to two years if the Bank meets certain residential loan requirements. The residential loan requirements provide for deferral during 1996 and 1997 if the principal amount of residential loans originated by the Bank during each year is not less than its base amount. The base amount is defined as the average of the principal amounts of residential loans originated by the Bank during the six most recent tax years beginning before January 1, 1996. Residential loans are defined as loans secured by residential real property, church property and certain mobile homes, but only to the extent that the loan is made to the owner of the property to acquire, construct or improve the property. By this definition, mortgage refinancing and home equity loans are not considered residential loans, except to the extent that the loan proceeds are used to acquire or improve qualified residential property.

DISTRIBUTIONS. To the extent that (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the Bank makes "non-dividend distributions" to stockholders that are considered to result in distributions from the excess tax bad debt reserve or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves.

The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated bad debt reserve are used for any purpose other than to absorb qualified bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includible in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state taxes). See "-- Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
                                     28

The recapture of the pre-1988 reserves also applies if the taxpayer fails to qualify as a bank as defined by Code Section 581. A bank is defined as a bank or trust company incorporated and doing business under the laws of the United States (including laws relating to the District of Columbia) or any State, a substantial part of the business of which consists of receiving deposits and making loans and discounts, or of exercising fiduciary powers similar to those permitted to national banks under authority of the Comptroller of the Currency, and which is subject by law to supervision and examinations by State, Territorial or Federal Authority having supervision over banking institutions. The Bank intends to continue to qualify as a bank under Code Section 581.

The pre-1988 reserves and supplemental reserves will be treated as tax attributes to which Code Section 381 applies. In the case of mergers, acquisitions, spin-offs and other reorganizations of a thrift, the surviving institution will inherit the pre-1988 reserves and the accumulated earnings and profits of the former thrift. As stated above, the pre-1988 reserves will be restored into income in the case of any distribution in redemption of the stock of the surviving institution or any partial or complete liquidation following a merger.

CORPORATE ALTERNATIVE MINIMUM TAX. For taxable years beginning after December 31, 1986, the Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of the AMTI can be offset by net operating loss carryovers. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. The Company does not expect to be subject to the AMT. The Company was subject to an environmental tax liability for the tax year ended December 31, 1995, which was not material.

DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Holding Company will not file a consolidated tax return. The deduction is increased to 80% if the Holding Company owns more than 20% of the stock of a corporation distributing a dividend.

STATE AND LOCAL TAXATION

NEW YORK STATE TAXATION. The Company is subject to New York State franchise taxes on net income (federal taxable income with adjustments) or one of several alternative bases, whichever results in the highest tax. The Company will file a combined tax return in the same manner as other corporations with some exceptions, including the Bank's reserve for bad debts as discussed below. Generally, the Holding Company would not be required to pay New York State tax on dividends and interest received from the Bank or on gains realized on the sale of Bank stock.

New York State passed legislation in August 1996 that incorporated the provisions of IRC 593 into New York Sate tax law. The impact of this legislation enabled the Bank to defer the recapture of the New York State tax bad debt reserves that would have occurred as a result of the federal repeal of IRC 593. The legislation also enabled the Bank to continue to utilize the reserve method for computing its bad debt deduction. The following discussion of the reserve for bad debts is intended only as a summary and does not purport to be a comprehensive description of the New York State tax rules applicable to the Bank or the Holding Company.

BAD DEBT DEDUCTION. Savings institutions such as the Bank which meet certain definition tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. The Bank will be a qualifying thrift only if, among other requirements, at least 60% of its assets are assets described in Section 1453(h)(1) of the New York State Tax Law. These assets generally include cash, obligations of the United States or an agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, residential real estate loans and related loans, loans secured by savings accounts, student loans and property used by the Bank in the conduct of its business. If the Bank failed to meet the 60% test in any taxable year or otherwise failed to be a qualifying thrift, the Bank would be considered a "large bank" (based on its current assets) and as such it would not be permitted to deduct additions to a bad debt reserve. In addition, the Bank would be required to recapture all or a portion of its bad debt reserves, which may be spread over a period of years. The Bank presently satisfies the 60% test. Although there can be no assurance that the Bank will satisfy the 60% test in the future, management believes that this level of qualifying assets can be maintained by the Bank. The Bank's deduction for additions to its bad debt reserve with respect to qualifying loans may be computed using the experience method or a percentage equal to 32% of the Bank's taxable income, computed with certain modifications, without regard to the Bank's actual loss experience, and reduced by the amount of any addition permitted to the reserve for non-qualifying loans ("NYS percentage of taxable income method"). Use of the NYS percentage of taxable income method of calculating the addition to the bad debt reserve may have the effect of reducing the marginal rate of tax on the Bank's income derived from qualifying loans to a rate as low as 7.6%, exclusive of any alternative tax, as compared to the generally applicable maximum corporate New York State income tax rate of 11.21%. The Bank's deduction with respect to non-qualifying loans must be computed under the experience method which is based on the qualifying thrift's actual loss experience. Under the experience method, the amount of a reasonable addition, in general, equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (i) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (ii) the balance of the bad debt reserve at the close of the base year (assuming that the loans outstanding have not declined since then). The "base year" for these purposes is the last taxable year beginning before the NYS percentage of income bad debt deduction was taken.
Any deduction for the addition to the reserve for non-qualifying loans reduces the taxable addition to the reserve for qualifying real property loans calculated under the NYS percentage of taxable income method. Each year the Bank reviews the most favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

The amount of the addition to the reserve for losses on qualifying real property loans under the NYS percentage of taxable income method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Also, if the qualifying thrift uses the NYS percentage of taxable income method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on non-qualifying loans, exceed the amount by which (i) 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeded (ii) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year. The Bank's balance of its reserve for losses on qualifying real property loans, for New York State tax purposes, was approximately $98 million at December 31, 1995.

NEW YORK CITY AND OTHER STATES. The Company is required to file tax returns in New York City and ten other states and jurisdictions where it maintains mortgage lending offices. Unlike New York State, New York City has not enacted legislation which would prevent the recapture of federal bad debt reserves from being subject to New York City tax. If New York City does not pass such legislation, the resulting New York City tax expense would not be material. The New York City tax rate is 9.0% of the net income allocable to New York City.
The Company's tax rates in the other ten states in which it conducts business vary from 6.0% to 11.25% on allocable net income for the specific jurisdiction. In addition, the Holding Company is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                              REGULATION

GENERAL

Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Bank. The description is not complete and is qualified in its entirety by reference to applicable laws and regulations.

The Bank is a federally chartered savings bank, the deposits of which are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. See "--Insurance of Accounts." Accordingly, the Bank is subject to broad regulation and oversight by its primary regulators, the OTS and the FDIC. The Bank is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("FRB"). The Company, as a savings and loan holding company, is required to file certain reports and otherwise comply with the rules and regulations of the OTS. The Company is also required to comply with the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws. As a federal savings bank, the Bank is subject to extensive regulation and supervision by the OTS. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file periodic reports with the OTS describing its activities and financial condition. Certain regulatory requirements applicable to the Bank are discussed below or elsewhere herein.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

The activities of savings institutions are governed by the Home Owner's Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA"). The HOLA and the FDIA were amended by FIRREA and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties. FDICIA also requires the establishment of a risk-based deposit insurance assessment system and the imposition of numerous additional safety and soundness operational standards and restrictions. FIRREA and FDICIA contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings and loan associations and empower the OTS and the FDIC, among other agencies, to promulgate regulations implementing their provisions.

The investment and lending authority of the Bank is restricted by federal laws and regulations. Savings associations are restricted as to the amount that may be invested in nonresidential real property loans and may not invest in non-investment grade debt securities, nor may they generally make equity investments, other than investments in service corporation subsidiaries. Transactions between the Bank and its affiliates are limited to certain percentages of the Bank's capital and certain other restrictions. The OTS may impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of savings associations and has adopted regulations against insider abuse.

LOANS-TO-ONE BORROWER LIMITS. Savings associations, such as the Bank, generally are subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed 15% of the unimpaired capital and surplus of the savings association, plus an additional 10% of unimpaired capital and surplus for loans fully secured by certain readily marketable collateral. At September 30, 1996, the maximum amount the Bank could lend to one borrower was approximately $67.6 million, and at that date the Bank had no lending relationships which exceeded such loans-to-one borrower limitation. See "Business--Lending Activities-Loan Concentrations."

INSURANCE OF ACCOUNTS. FIRREA established two separate deposit insurance funds that are not to be commingled. The two funds are the Bank Insurance Fund ("BIF") to insure banks and the SAIF to insure savings associations. The deposits of the Bank are insured up to $100,000 per depositor (as defined by law and regulation) by the SAIF, which is administered by the FDIC and backed by the full faith and credit of the United States government. The FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions, such as the Bank. It may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance fund. The FDIC also has the authority to initiate enforcement actions where the OTS has failed or declined to take such action after receiving a request to do so from the FDIC.

FDICIA eliminated limitations on increases in federal deposit insurance premiums and authorized the FDIC to increase the assessment rates to the extent necessary to protect the SAIF and the BIF. FDICIA also directs the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC adopted a risk-based assessment system, effective January 1, 1994, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from 0.23% to 0.31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., those with a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a total risk-based capital ratio of at least 10% and considered financially sound with no material weaknesses) would pay the lowest premium while institutions that are less than adequately capitalized (i.e., those with core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8% and considered of substantial supervisory concern) would pay a higher premium. Risk classification of all insured institutions is determined by the FDIC periodically. As of the date of this Report, the FDIC has informed the Bank that its annual assessment for deposit insurance is 0.23%, the lowest category for the period from July 1, 1996 to December 31, 1996.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by a written agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances pursuant to which the FDIC would seek to impose sanctions on the Bank or which could result in termination of the Bank's deposit insurance.

On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 ("Act") was enacted. The Act should significantly reduce and eventually end the premium disparity that has existed between banks insured by the BIF and thrifts insured by the SAIF. The Act requires i) SAIF institutions to pay a one-time special assessment, ii) BIF institutions to include in their deposit insurance premiums beginning January 1, 1997 a portion of the interest due on the Finance Corporation ("FICO") bonds, and iii) BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. Beginning January 1, 1997, the FDIC has estimated that thrifts will pay a rate of 6.4 cents per $100 of deposits (a 16.6% reduction from the current assessment of 23 cents) and banks will pay 1.3 cents per $100 deposits to fund FICO bond interest payments until the earlier of January 1, 2000 or the date at which the last savings association continues to exist. At that time the payments will be shared on a pro-rata basis. Pursuant to these provisions of the Act, the Bank paid a special SAIF premium assessment totaling $18.7 million on November 27, 1996. The Bank also anticipates that, commencing on January 1, 1997 and through December 31, 1999, its annual SAIF assessment will drop to $2.4 million and in the year 2000 will drop to approximately $0.5 million. The Bank paid $8.4 million in SAIF assessments in fiscal 1996.

The Act also includes a provision that requires the U.S. Treasury Department to conduct a study of all issues relevant to the development of a common charter for all insured depository institutions and the elimination of separate charters between thrifts and commercial banks. The Secretary of the Treasury is to submit a report to Congress on the Treasury's findings and conclusions in connection with the study on or before March 31, 1997. Another provision in the Act states that the BIF and SAIF funds will merge on January 1, 1999 if no insured depository institution is a savings association on that date.

In light of these latter two provisions of the Act, it is possible that the Bank, on or before January 1, 1999, will be required to convert to a bank charter and the Holding Company would be required to convert to a bank holding company. In such an event, the Bank will be regulated by the Office of the Comptroller of the Currency and the Holding Company would be regulated by the FRB. It is also possible that Congress could modify the thrift, unitary holding company, and/or bank charters, and/or create one or more new unified charters. Management currently does not believe that any such regulatory change to the charters of the Bank or the Company would have a material, adverse effect on the Bank or the Company, although there can be no assurance that this would not be the case.

LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state and federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which is currently 5%, may be changed from time to time by the OTS (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings associations. Short-term liquid assets currently must constitute at least 1.0% of a savings association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon savings associations for violations of liquidity requirements. The Bank's liquidity and short-term liquidity ratios for September 30, 1996 were 9.34% and 2.41%, respectively, which exceeds the applicable requirements.

ACCOUNTING REQUIREMENTS. FIRREA requires the OTS to establish accounting standards to be applicable to all savings associations except to the extent otherwise specified in the capital standards. Such standards must incorporate generally accepted accounting principals ("GAAP") to the same degree as is prescribed by the Federal banking agencies for banks or may be more stringent than such requirements.

QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. Under FDICIA, a savings association has been required to have at least 65.0% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20.0% of total assets) in "qualified thrift investments" (primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities) on a monthly average basis in nine of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. If the savings association does not convert to a bank charter, it generally will be prohibited from: (i) making an investment or engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining advances from any Federal Home Loan Bank ("FHLB"), and (iv) establishing any new branch office in a location not permissible for a national bank in the association's home state. One year following the association's failure to meet the QTL test, any holding company parent of the association must register and be subject to supervision as a bank holding company. In addition, beginning three years after the association fails the QTL test, the association would be prohibited from refinancing any investment or engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from an FHLB as promptly as possible. On September
30, 1996, as part of the omnibus appropriations bill, Congress enacted the Economic Growth and Paperwork Reduction Act of 1996 ("Regulatory Paperwork Reduction Act"), modifying and expanding investment authority under the QTL test. Prior to the enactment of the Regulatory Paperwork Reduction Act, commercial, corporate, business, or agricultural loans were limited in the aggregate to 10% of a thrift's assets and education loans were limited to 5% of a thrift's assets. Further, in order to qualify for favorable tax treatment, federal savings associations also had to meet a different asset test under the Code (the "domestic building and loan association test"). The amendments permit federal thrifts to invest in, sell, or otherwise deal in education and credit card loans without limitation and raise from 10 to 20 percent of total assets the aggregate amount of commercial, corporate, business, or agricultural loans or investments that may be made by a thrift, subject to a requirement that amounts in excess of 10% of total assets be used only for small business loans. In addition, the legislation defines "qualified thrift investment" to include, without limit, education, small business, and credit card loans; and removes the 10% limit on personal, family, or household loans for purposes of the QTL test. The legislation also provides that a thrift meets the QTL test if it qualifies as a domestic building and loan association under the Code. As of September 30, 1996, the Bank maintained 99.08% of its "portfolio assets" (which, as defined in the OTS regulations, exclude liquidity items and office properties) in qualified thrift investments and met the QTL test. At September 30, 1996, 89.79% of the Bank's total assets were invested in qualified thrift investments.

TRANSACTIONS WITH RELATED PARTIES. Transactions between savings institutions and any "affiliate" are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution, including any holding company parent of the association and its non-savings institution subsidiaries. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10.0% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. Each loan or extension of credit to an affiliate by a savings association must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of credit extended. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliates, except for affiliates which are subsidiaries of the savings institution.

In addition, loans to directors, executive officers and to greater than 10.0% stockholders of a savings institution or the company that controls the savings institution, and certain affiliated interests of such insiders, are governed by Sections 22(g) and 22(h) of the FRA, and Regulation O promulgated thereunder. Such loans, together with all other outstanding loans to such person and affiliated interests, may not exceed the institution's loans-to-one borrower limit (generally equal to 15.0% of the institution's unimpaired capital and surplus, plus an additional 10% for loans fully secured by readily marketable collateral). Loans to directors, executive officers and principal stockholders must also be made on terms substantially the same as offered in comparable transactions to other persons, except for extensions of credit made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees, with prior board approval required for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

RESTRICTIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes limitations on all capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other distributions charged to the capital account of a savings association. Generally, the applicable regulation permits specified levels of capital distributions by associations meeting at least their minimum capital requirements, so long as such associations provide the OTS with at least 30 days advance notice and receive no objection to the distribution from the OTS.

The regulation establishes three tiers of savings associations, based primarily on an association's capital level. Generally, Tier 1 associations, which are savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements and have not been informed by the OTS that they are in need of more than normal supervision, may make capital distributions during any calendar year equal to the higher of (i) 100.0% of net income for the calendar year-to-date plus 50.0% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75.0% of net income over the most recent four quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirements imposed upon an association. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions would be restricted. In addition, the OTS could prohibit a proposed capital distribution by any association, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under FDICIA, the Bank would be prohibited from making any capital distributions if, after the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0% or (iii) a leverage ratio of less than 4.0% (3.0% in the event that the Bank is assigned a MACRO Rating of 1, the highest OTS examination rating for savings institutions). As of September 30, 1996, the Bank qualified as a Tier 1 institution for purposes of this regulation.

Tier 2 institutions are those in compliance with their current, but not their fully phased-in, capital requirements. Tier 2 institutions may make distributions of up to 75% of their net income for the most recent four-quarter period. Tier 1 and Tier 2 institutions may seek OTS approval to pay dividends beyond these amounts.

Tier 3 institutions have capital levels below their current required minimum levels and may not make any capital distributions without the prior written approval of the OTS.

In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be treated as a Tier 2 or Tier 3 association as a result of such a determination.

FEDERAL HOME LOAN BANK ("FHLB") SYSTEM. The Bank is a member of the Federal Home Loan Bank Board of New York ("FHLB-NY"), which is one of 12 regional FHLB governed and regulated by the Federal Housing Finance Board. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. At September 30, 1996, the Bank had no outstanding advances from the FHLB-NY.

As a member, the Bank is required to purchase and maintain stock in the FHLB-NY in an amount equal to the greater of 1.0% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5.0% of total advances. At September 30, 1996, the Bank had $40.8 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 1996, dividends received from the FHLB-NY by the Bank totalled $2.5 million.

ASSESSMENTS. Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by the Bank in fiscal 1996 totalled $0.7 million.

BRANCHING. OTS rules permit federally chartered savings associations to branch nationwide to the extent allowed by federal statute. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.
                                     34

COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. An unsatisfactory rating may be used as a basis for denial of an application for the OTS. The CRA also requires all institutions to make public disclosure of their CRA ratings. Federal banking agencies, including the OTS, have recently revised their CRA regulations and their methodology for determining an institution's compliance with the CRA. The Bank received a CRA Rating of Outstanding in its most recent CRA examination, which was conducted prior to the effective date of the amended OTS regulations.

BROKERED DEPOSITS. The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120 basis points for retail deposits and 130 basis points for wholesale deposits accepted outside the institution's normal market area, respectively, from the current yield on comparable maturity U.S. Treasury obligations. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. The Bank, however, had no brokered deposits outstanding as of September 30, 1996.

REGULATORY CAPITAL REQUIREMENTS

GENERAL. Federally insured savings associations, such as the Bank, are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS established capital standards applicable to all Federal savings associations. These standards generally must be no less stringent than the capital requirements applicable to national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil monetary penalties, the establishment of restrictions on an association's operations and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, may require one or more of a variety of corrective actions. See "--Prompt Corrective Regulatory Action."

The capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. At September 30, 1996, the Bank was in compliance with all three capital requirements. These three capital standards are described below.

TANGIBLE CAPITAL REQUIREMENT. Under current OTS regulations, each savings association must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related earnings plus mortgage servicing rights up to 50% of the amount of tangible capital as described. At September 30, 1996, the Bank had recorded mortgage servicing rights of $29.7 million.

In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includible and non-includible subsidiaries.

CORE CAPITAL REQUIREMENT. Each savings association must maintain core capital equal to at least 3.0% of its adjusted total assets. Core capital includes common stockholders' equity (including retained income), non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and a percentage of qualifying intangible assets. The Bank's core capital was $416.8 million at September 30, 1996.

RISK-BASED REQUIREMENT. The risk-based capital standard adopted by the OTS requires savings associations to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Total capital consists of core capital, defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight assigned by OTS to certain categories of assets.
The risk weights assigned by the OTS for significant categories of assets are
(i) 0.0% for cash and securities issued by the Federal government or unconditionally backed by the full faith and credit of the Federal government;
(ii) 20.0% for securities (other than equity securities) issued by Federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, FNMA or FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities;
(iii) 50.0% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80.0% at origination unless insured to such ratio by private mortgage insurance by an insurer approved by FNMA or FHLMC and certain qualifying multi-family mortgage loans and (iv) 100.0% for all other loans and investments, including consumer loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due.

On August 31, 1993, the OTS issued a final rule incorporating an interest rate risk ("IRR") component into its risk-based capital rules, but deferred full implementation of the IRR component until an appeals process for affected institutions had been adopted. Under the rule, an institution with a greater than "normal" level of IRR will be subject to a deduction of its IRR component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution may be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" IRR is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The IRR component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured IRR and 2.0%, multiplied by the market value of its assets. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's IRR component on a case-by-case basis. On August 23, 1995, the OTS issued procedures that will allow eligible thrifts (i) to request an adjustment to their IRR component, as calculated by OTS, or (ii) calculate their IRR exposure using their own computer models. At the same time, the OTS deferred until further notice application of its IRR rule requiring thrifts with above normal IRR exposure to adjust their regulatory capital requirements. The OTS continues to monitor the IRR of individual institutions and retains the right to impose minimum capital on individual institutions. Based on the Bank's IRR profile and the level of interest rates at September 30, 1996, as well as the Bank's level of risk-based capital at September 30, 1996, management believes that the Bank does not have a greater than normal level of IRR as measured under the OTS rule and will not be required to increase its capital as a result of the rule.

FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1996, the Bank was in compliance with these requirements.

The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a FRB, the effect of this reserve requirement is to reduce an association's earning assets. The amount of funds necessary to satisfy this requirement has not had a material effect on the Bank's operations.

The Bank is also subject to certain regulations regarding savings account disclosure contained in FDICIA and funds availability disclosure promulgated by the FRB to implement the requirements of the Truth in Savings Act and the Expedited Funds Availability Act, as amended, respectively.

FINANCIAL REPORTING. Depository institutions whose accounts are insured by the FDIC ("insured institutions") are required to submit independently audited annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). These publicly available reports must include (i) annual financial statements prepared in accordance with GAAP and such other disclosure requirements as required by the FDIC or the appropriate agency and (ii) a report, signed by the chief executive officer and the chief financial officer or chief accounting officer of the institution which contains statements about the adequacy of internal controls and compliance with designated laws and regulations, and an attestation by independent auditors related to the former.

Insured institutions are required to monitor the above activities through an independent audit committee which, in the case of institutions with assets over $500 million, has access to independent legal counsel.

SAFETY AND SOUNDNESS GUIDELINES.

Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 ("CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. On July 10, 1995, the federal banking agencies, including the OTS, jointly released Interagency Guidelines Establishing Standards For Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The final rule and the guidelines took effect August 9, 1995. The guidelines, among other things, require savings associations to maintain internal controls, information systems and internal audit systems that are appropriate to the size, nature and scope of the association's business. The guidelines also establish certain standards for loan documentation, credit underwriting, interest rate exposure, and asset growth. Savings associations are required to maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss. The OTS may determine that a savings association is not in compliance with the safety and soundness guidelines and, upon doing so, may require the association to submit an acceptable plan to achieve compliance with the guidelines. A savings association must submit an acceptable compliance plan to the OTS within 30 days of receipt or request for such a plan. Failure to submit or implement a compliance plan may subject the association to regulatory actions. Management believes that the Bank currently meets the standards adopted in the interagency guidelines and does not believe that implementation of the regulatory standards will materially affect the Bank's operations.

Additionally, under FDICIA, as amended by the CDRI Act, federal banking agencies are required to establish standards relating to asset quality and earnings that the agencies determine to be appropriate. On August 27, 1996, the federal banking agencies, including the OTS, adopted guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings association would be required to maintain systems, consistent with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and insure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings guidelines, as adopted by the banking agencies, would not have a material effect on the Bank's operations.

PROMPT CORRECTIVE REGULATORY ACTION. Under Section 38 of the FDIA, as added by FDICIA, each appropriate agency and the FDIC is required to take prompt corrective action to resolve the problems of insured depository institutions that do not meet minimum capital ratios. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

The federal banking agencies, including the OTS, have adopted substantially similar regulations to implement Section 38 of the FDIA. Under these regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1996, the Bank met the criteria to be considered a "well capitalized" institution.

HOLDING COMPANY REGULATION

The Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, the Holding Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to meet the QTL test. See "-- Federal Regulation of Savings Association-Qualified Thrift Lender Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings and loan association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA generally limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. Under New York law, reciprocal interstate acquisitions are authorized for savings and loan holding companies and savings institutions. Certain states do not authorize interstate acquisitions under any circumstances; however, federal law authorizing acquisitions in supervisory cases preempts such state law.

Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

In addition, federal regulations governing conversions of mutual savings institutions to the stock form of organization prohibit the direct or indirect acquisition without prior OTS approval of more than 10% of any equity security of a savings institution within three years of the savings institution's conversion to stock form. This limitation applies to acquisitions of the stock of the Company. Such acquisition may be disapproved if it is found, among other things, that the proposed acquisition (i) would frustrate the purposes of the provisions of the regulations regarding conversions, (ii) would be manipulative or deceptive, (iii) would subvert the fairness of the conversion, (iv) would be likely to result in injury to the savings institution, (v) would not be consistent with economical home financing, (vi) would otherwise violate law or regulation, or (vii) would not contribute to the prudent deployment of the savings institution's conversion proceeds.
                                     38

FEDERAL SECURITIES LAWS

The Holding Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Holding Company is subject to the information, proxy, solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2. PROPERTIES

   As of October 31, 1996, the Bank conducted its business through its office in Melville, N.Y., 36 full service branch offices, and 25 regional lending centers (one of which is located within a full service branch location). Six of the Bank's offices are located in Queens County of New York City, 11 are located in Nassau County-Long Island, and 19 are located in Suffolk County-Long Island. Seven of the Bank's regional lending centers are located in Virginia; 5 in Pennsylvania; 4 in New York; 2 each in Georgia, New Jersey and Maryland; and 1 each in Connecticut, Delaware and North Carolina. The Bank believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank.

                                                              LEASE
           LOCATION                    LEASED/OWNED     TERMINATION DATE
           --------                    ------------     ----------------
                                                               (1)
                                                               ---
Executive Office
201 Old Country Road
     Melville, NY 11747. . . . . . . . . . . O                       N/A

BRANCHES:
QUEENS COUNTY:
35-01 30th Avenue
     Astoria, NY 11103 . . . . . . . . . . . O                       N/A

22-02 31st Street
     Astoria, NY 11105 . . . . . . . . . . . L                   12/2030

30-27 Steinway Street
     Astoria, NY 11103 . . . . . . . . . . . L                      4/98

72-35 Broadway
     Jackson Heights, NY 11372 . . . . . . . O                       N/A

97-33 Queens Boulevard
     Rego Park, NY 11374 . . . . . . . . . . L                   12/2011

153-01 10th Avenue
     Whitestone, NY 11357. . . . . . . . . . L                    3/2000

NASSAU COUNTY:
1150 Franklin Avenue
     Garden City, NY 11530 . . . . . . . . . L                      2/98

3105 Hempstead Turnpike
     Levittown, NY 11756 . . . . . . . . . . O                       N/A

1900 Northern Boulevard
     Manhasset, NY 11030 . . . . . . . . . . L                   10/2001

1001 Park Boulevard
     Massapequa Park, NY 11762 . . . . . . . L                    7/2001

2090 Merrick Road
     Merrick, NY 11566 . . . . . . . . . . . O                       N/A

                                                                 (Continued)

                                                              LEASE
           LOCATION                    LEASED/OWNED     TERMINATION DATE
           --------                    ------------     ----------------
                                                               (1)
                                                               ---
NASSAU COUNTY: (CONTINUED)
53 North Park Avenue
     Rockville Centre, NY 11570  . . . . . . L                     10/96 (2)

339 Merrick Road
    Rockville Centre, NY  11570  . . . . . . O                       N/A

3887 Merrick Road
     Seaford, NY 11783 . . . . . . . . . . . O                       N/A

50 Jackson Avenue
     Syosset, NY 11791
     (includes a regional lending center). . L                    8/2006

120  South Franklin Avenue
     Valley Stream, NY 11580 . . . . . . . . O                       N/A

3366 Park Avenue
     Wantagh, NY 11793 . . . . . . . . . . . O                       N/A

SUFFOLK COUNTY:
180 West Main Street
     Babylon, NY 11702 . . . . . . . . . . . O                       N/A

300 East Main Street
     Bay Shore, NY 11706 . . . . . . . . . . O                       N/A

269 Middle Country Road
     Coram, NY 11727 . . . . . . . . . . . . O                       N/A

180 East Main Street
     East Islip, NY 11730. . . . . . . . . . O                       N/A

696 Horseblock Road
     Farmingville, NY 11738. . . . . . . . . O                       N/A

845 Wheeler Road
     Hauppauge, NY 11788 . . . . . . . . . . O                       N/A

1229 East Jericho Tpke.
     Huntington, NY 11743. . . . . . . . . . O                       N/A

839-140 New York Avenue
     Huntington, NY 11743. . . . . . . . . . L                   12/2000

599 Middle Country Road
     Middle Island, NY 11953 . . . . . . . . O                       N/A

718 Medford Ave.
     North Patchogue, NY 11772 . . . . . . . O                       N/A

1336 Montauk Highway
     Oakdale, NY 11769 . . . . . . . . . . . O                       N/A

450 Jefferson Shopping Plaza
     Port Jefferson Station, NY 11776. . . . L                    9/2000

                                                                 (Continued)

                                                              LEASE
           LOCATION                    LEASED/OWNED     TERMINATION DATE
           --------                    ------------     ----------------
                                                               (1)
                                                               ---
SUFFOLK COUNTY: (CONTINUED)
325 Route 25A
     Rocky Point, NY 11778 . . . . . . . . . O                       N/A

999-25 Montauk Highway
South Port Shopping Center
     Shirley, NY 11967 . . . . . . . . . . . L                   12/2005

65 Nugent Street
     Southampton, NY 11968 . . . . . . . . . O                       N/A

1047 North Country Road
     Stony Brook, NY 11790 . . . . . . . . . O                       N/A

6348 Route 25A
     Wading River, NY 11792. . . . . . . . . O                       N/A

526 Union Boulevard
     West Islip, NY 11795. . . . . . . . . . L                     11/98

71 Sunset Avenue
     Westhampton Beach, NY 11978 . . . . . . O                       N/A

OTHER REGIONAL LENDING CENTERS:
Plaza West Office Center
     2001 West Main Street Suite 140
     Stamford, CT 06902. . . . . . . . . . . L                       M-M

103 Foulk Rd.
    Wilmington, DE 19803 . . . . . . . . . . L                     02/99

Suite 880
    2000 RiverEdge Parkway
    Atlanta, GA 30328. . . . . . . . . . . . L                      2/99

410 Commerce Drive
    Peachtree City, GA 30269 . . . . . . . . L                     10/97

10005 Old Columbia Road, Suite L260
    Columbia, MD 21046 . . . . . . . . . . . L                    5/2001

6 Montgomery Village Ave.
    Gaithersburg, MD 20879 . . . . . . . . . L                       M-M

4325 Lake Boone Trail
    Raleigh, NC 27604. . . . . . . . . . . . L                     11/98

9 Law Drive
     Fairfield, NJ 07006 . . . . . . . . . . L                      3/99

240 Half Mile Road
    Red Bank, NJ 07701 . . . . . . . . . . . L                      5/97

2 Gannett Dr.
    White Plains, NY 10604 . . . . . . . . . L                       M-M

                                                                 (Continued)

                                                              LEASE
           LOCATION                    LEASED/OWNED     TERMINATION DATE
           --------                    ------------     ----------------
                                                               (1)
                                                               ---
OTHER REGIONAL LENDING CENTERS:
(CONTINUED)

30-50 Whitestone Expressway
     Flushing, NY 11354. . . . . . . . . . . L                      4/99

2780 Middle Country Road
     Lake Grove, NY 11755. . . . . . . . . . L                     10/98

237 West Chocolate Ave.
    Hershey, PA  17033 . . . . . . . . . . . L                      6/97

111 Gibraltar Rd.
    Horsham, PA 19044. . . . . . . . . . . . L                      2/98

54 Quakertown Rd.
    Pennsburg, PA 18073. . . . . . . . . . . L                      2/98

303 East Baltimore Pike
    PO Box 127
    Media, PA  19063 . . . . . . . . . . . . L                       M-M

1100 Berkshire Blvd.
    Reading, PA 19610. . . . . . . . . . . . L                      8/99

7231 Forest Ave.
    Richmond, VA 23226 . . . . . . . . . . . L                      2/97

5544 Greenwich Rd.
    Virginia Beach, VA 23462 . . . . . . . . L                      6/97

206 Temple Ave.
    Colonial Heights, VA 23834 . . . . . . . L                      3/97

155 Creekside Village La.
    Winchester, VA 22602 . . . . . . . . . . L                      4/98

825 Dilegence Dr.
    Newport News, VA 23606 . . . . . . . . . L                      4/98

Galten Building, Suite 220
Middle St.
    Franklin, VA 23851 . . . . . . . . . . . L                     12/98

Suite 110
    8321 Old Courthouse Road
    Vienna, VA 22182 . . . . . . . . . . . . L                      5/99

OTHER FACILITIES:

22-04 31st Street
     Astoria, NY 11105 . . . . . . . . . . . O                       N/A

29-16 Ditmars Boulevard
     Astoria, NY 11105 . . . . . . . . . . . L                      6/99

110 Bi County Blvd.
     Farmingdale, NY 11735 . . . . . . . . . L                    6/2000
_________________
1.      M-M represents a month to month lease.
2.      Effective in November 1996, the Bank is a month to month tenant.

ITEM 3.         LEGAL PROCEEDINGS.

On March 24, 1994, the Bank received notice that it had been named as a defendant in a class action lawsuit filed in the United States District Court for the Eastern District of New York against James J. Conway, Jr., former chairman and chief executive officer of the Bank who resigned from the Bank in June 1992, his former law firm, certain predecessor firms of that law firm, certain partners of that law firm and the Bank. The lawsuit is entitled RONNIE WEIL ALSO KNOWN AS RONNIE MOORE, FOR HERSELF AND ON BEHALF OF ALL OTHER PERSONS WHO ATTAINED MORTGAGE LOANS FROM THE LONG ISLAND SAVINGS BANK, FSB DURING THE PERIOD JANUARY 1, 1983 THROUGH DECEMBER 31, 1992 AGAINST THE LONG ISLAND SAVINGS BANK, FSB. The complaint alleges that the defendants caused mortgage loan commitments to be issued to mortgage loan borrowers, and submitted legal invoices to the borrowers at the closing of mortgage loans, which falsely represented the true legal fees charged for representing the Bank in connection with the mortgage loans and failed to advise that a part of the listed legal fee would be paid to Mr. Conway, thereby defrauding the borrowers. The complaint does not specify the amount of damages sought.

On or about June 9, 1994, the Bank was served with an Amended Summons and Amended Complaint adding the Bank's directors as individual defendants. On or about July 29, 1994, the Bank and the individual director defendants served on plaintiffs a motion to dismiss the Amended Complaint. On or about August 29, 1994, the plaintiffs served papers in response to the motion. The remaining schedule on the motion has been held in abeyance pending certain discovery.

Management believes that the likelihood is remote that this case will have a material adverse impact on the Company's consolidated financial position.

On August 15, 1989 the Bank and its former wholly owned subsidiary, The Long Island Savings Bank of Centereach, FSB ("Centereach"), filed suit against the United States seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the 1983 assistance agreement between the Bank and the Federal Savings and Loan Insurance Corporation pursuant to which the Bank acquired Centereach ("Assistance Agreement"). The Assistance Agreement, among other things, provided for the inclusion of supervisory goodwill as an asset on Centereach's balance sheet to be included in capital and amortized over 40 years for regulatory purposes.

The suit is pending before Chief Judge Loren Smith in the United States Court of Federal Claims and is entitled THE LONG ISLAND SAVINGS BANK, FSB ET AL. VS THE UNITED STATES. The case had been stayed pending disposition by the United States Supreme Court of three related supervisory goodwill cases (the WINSTAR cases). On July 1, 1996 the Supreme Court ruled in the WINSTAR cases the government had breached its contracts with the WINSTAR parties and was liable in damages for those breaches.

On September 18, 1996 Judge Smith issued an Omnibus Management Order ("Case Management Order") applicable to all WINSTAR-related cases. The Case Management Order addresses certain timing and procedural matters with respect to the administration of the WINSTAR-related cases, including organization of the parties, initial discovery, initial determinations regarding liability, and the resolution of certain common issues. The Case Management Order provides that the parties will attempt to agree upon a Master Litigation Plan, which may be in phases, to govern all further proceedings, including the resolution of common issues (other than common issues covered by the Case Management Order), dispositive motions, trials, discovery schedules, protocols for depositions, document production, expert witnesses, and other matters.

On November 1, 1996, the Bank filed a motion for summary judgment on liability. Pursuant to the schedule set forth in the Case Management Order, within sixty days of the filing of the motion, the government must file a response with respect to whether a contract exists and whether the government acted inconsistently with the contract. Within 120 days of filing of the motion, the government must set forth any defenses it knows or has reason to know that relate to these two issues.

In its complaint, the Bank did not specify the amount of damages it was seeking from the United States. There have been no decisions determining damages in the WINSTAR cases or any of the WINSTAR-related cases. The Bank is unable to predict the outcome of its claim against the United States and the amount of damages that may be awarded to the Bank, if any, in the event that judgment is rendered in the Bank's favor. Consequently, no assurances can be given as to the results of this claim or the timing of any proceedings in relation thereto.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

Long Island Bancorp, Inc. common stock is traded on the Nasdaq National Market and quoted under the symbol "LISB".

Information regarding Long Island Bancorp, Inc. common stock and its price for the 1996 fiscal year appears on page 65 of the 1996 Annual Report under the caption "Market Price of Common Stock" and its incorporated herein by this reference.

As of September 30, 1996, Long Island Bancorp, Inc. had approximately 3,981 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

On December 22, 1994, Long Island Bancorp, Inc. adopted a dividend policy to pay an annual dividend of forty cents ($0.40) per share of common stock, payable in equal quarterly installments, should the earnings of the Company warrant. In accordance with this policy, dividends have been paid in fiscal 1996 to shareholders as follows:

       Declaration Date       Record Date             Payment Date
      -------------------    --------------------    ---------------------
       December 21, 1995      January 16, 1996        February 14, 1996
       March 26, 1996         April 15, 1996          May 15, 1996
       June 25, 1996          July 17, 1996           August 16, 1996
       September 24,1996      October 16, 1996        November 15, 1996

Long Island Bancorp, Inc. initiated its first, second and third stock repurchase programs on March 9, 1995, September 9, 1995 and April 15, 1996, respectively, as authorized by the OTS. As of September 30, 1996, Long Island Bancorp, Inc. repurchased 2,497,554 shares, or 10.13% of the outstanding common stock, at an aggregate cost of $59.9 million under the three stock repurchase plans.

ITEM 6.      SELECTED FINANCIAL DATA

Information regarding selected financial data appears on page 10 of the 1996 Annual Report and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 15 through 30 of the 1996 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the financial statements and the Independent Auditors' Report appears on pages 31 through 64 of the 1996 Annual Report and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Registrant appears on pages 6 through 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1997 under the captions "Board Nominees, Directors and Executive Officers," "Biographical Information -Directors and Board Nominees" and "- Executive Officers Who Are Not Directors" and is incorporated herein by this reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information regarding executive compensation appears on pages 15 through 18 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1997 and is incorporated herein by this reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners appears on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1997 under the caption "Stock Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

Information regarding security ownership of management appears on pages 4 and 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 18, 1997 under the caption "Stock Ownership of Management" and is incorporated herein by this reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions appears on pages 11 and 12 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 18, 1997 under the caption "Transactions with Certain Related Persons" and is incorporated herein by this reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.      FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders for the year ended September 30, 1996 and are incorporated by this reference:

        -    Consolidated Statements of Condition at September 30, 1996 and 1995
        - Consolidated Statements of Operations for each of the years in the three year period ended September 30, 1996
        - Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended September 30, 1996
        - Consolidated Statements of Cash Flows for each of the years in the three year period ended September 30, 1996
        -    Notes to Consolidated Financial Statements
        -    Independent Auditors' Report

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

    2.       FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)          REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF FISCAL 1996

Press release dated July 23, 1996 in connection with the earnings for the third quarter of fiscal year 1996.

Press release dated August 1, 1996 announcing the acquisition of First Home Mortgage of Virginia, Inc.

Press release dated September 6, 1996 announcing the retirement of William E. Viklund from his position as President and Chief Operating Officer.

Press release dated September 24, 1996 announcing the Company's eighth quarterly dividend of $0.10 per common share.

(c)          EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION
             S-K

        Exhibit
        Number
        -------
        3.1       Restated Certificate of Incorporation of Long Island Bancorp,
                  Inc. (1)
        3.2       Restated By-Laws of Long Island Bancorp, Inc. (1)
        10.1 Employment Agreements between Long Island Bancorp, Inc. and Certain Officers
        10.2 Employment Agreements or Other Arrangements between The Long Island Savings Bank, FSB and Certain Officers
        10.3 The Long Island Savings Bank, FSB Management Recognition and Retention Plans for Non-Employee Directors (2)
        10.4 The Long Island Savings Bank, FSB Management Recognition and Retention Plan for Executive Officers (2)
        10.5      Long Island Bancorp, Inc. 1994 Stock Incentive Plan (2)
        10.6 Long Island Bancorp, Inc. 1994 Non-Employee Directors Stock Option Program (2)
        10.7 Form of The Long Island Savings Bank, FSB Employee Stock Ownership Plan and Trust (1)
        10.8 Long Island Bancorp Inc. Non-Employee Director Retirement Benefit Plan (3)
        10.9      ESOP Loan Documents (1)
        10.10     Amendment to The Long Island Savings Bank, FSB 401 (k)
                  Savings Plan
        10.11 Amendments to Retirement Plan of The Long Island Savings Bank, FSB in Retirement System for Savings Institutions
        10.12 Form of The Long Island Savings Bank, FSB Deferred Compensation Planfor Fees of Directors (3)
        10.13     The Long Island Savings Bank, FSB Deferred Pension Plan (1)
        10.14     Amendments to the ESOP
        10.15     Separation agreement with President of the Bank and Holding
                  Company
        11.0      Statement Re: Computation of Per Share Earnings
        13.0      1996 Annual Report to Shareholders
        99.0 Proxy Statement for the Annual Meeting of Stockholders to be held on February 18, 1997

(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-73694

(2) Incorporated by reference to Exhibits filed with the Proxy Statement for the Special Meeting of Stockholders held August 3, 1994.

(3) Incorporated by reference to Exhibits filed with Form 10-K for the fiscal year ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of The Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Long Island Bancorp, Inc.                             Dated: December 19, 1996
-------------------------
   (Registrant)


/s/ John J. Conefry, Jr.
------------------------
John J. Conefry, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                              TITLE                  DATE
----                              -----                  ----

/s/ John J. Conefry, Jr.                                 December 19, 1996
-------------------------------   Chairman, Chief        -----------------
John J. Conefry, Jr.              Executive Officer
                                  and Director

/s/ Mark Fuster                                          December 19, 1996
-------------------------------                          -----------------
Mark Fuster                       Chief Financial
                                  Officer

/s/ Bruce M. Barnet                                      December 19, 1996
-------------------------------                          -----------------
Bruce M. Barnet                   Executive Vice
                                  President and
                                  Director

/s/ Clarence M. Buxton                                   December 19, 1996
-------------------------------                          -----------------
Clarence M. Buxton                Director


/s/ Edwin M. Canuso                                      December 19, 1996
-------------------------------                          -----------------
Edwin M. Canuso                   Director


/s/ Richard F. Chapdelaine                               December 19, 1996
-------------------------------                          -----------------
Richard F. Chapdelaine            Director


/s/ Brian Conway                                         December 19, 1996
-------------------------------                          -----------------
Brian Conway                      Director


/s/ Robert J. Conway                                     December 19, 1996
-------------------------------                          -----------------
Robert J. Conway                  Director


/s/ Frederick DeMatteis                                  December 19, 1996
-------------------------------                          -----------------
Frederick DeMatteis               Director


/s/ George R. Irvin                                      December 19, 1996
-------------------------------                          -----------------
George R. Irwin                   Director


/s/ Herbert J. McCooey                                   December 19, 1996
-------------------------------                          -----------------
Herbert J. McCooey                Director


/s/ Lawrence W. Peters                                   December 19, 1996
-------------------------------                          -----------------
Lawrence W. Peters                Director

NAME                              TITLE                  DATE
----                              -----                  ----

/s/ Robert S. Swanson, Jr.                               December 19, 1996
-------------------------------                          -----------------
Robert S. Swanson, Jr.            Director


/s/ James B. Tormey                                      December 19, 1996
-------------------------------                          -----------------
James B. Tormey                   Director


/s/ Leo J. Waters                                        December 19, 1996
-------------------------------                          -----------------
Leo J. Waters                     Director


/s/ Donald D. Wenk                                       December 19, 1996
-------------------------------                          -----------------
Donald D. Wenk                    Director