Form 10-Q
period 1996-12-31
LONG ISLAND BANCORP INC
filed 1997-02-13
CIK 916837

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended December 31, 1996.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from                      to
           Commission file number 0-23526

                            LONG ISLAND BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        11-3198508
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      Number)

201 OLD COUNTRY ROAD, MELVILLE, NEW YORK                   11747-2724
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

           24,458,346 SHARES WERE OUTSTANDING AS OF DECEMBER 31, 1996



                                                LONG ISLAND BANCORP, INC.
                                                        FORM 10-Q
                                                          INDEX

PART I - FINANCIAL INFORMATION                                                                              Page
------------------------------                                                                              ----

ITEM 1.        Financial Statements

               Consolidated Statements of Financial Condition at
                    December 31, 1996 and September 30, 1996                                                  3

               Consolidated Statements of Operations for the three months ended
               December 31, 1996 and 1995                                                                     4

               Consolidated Statement of Changes in Stockholders' Equity for the
                    three months ended December 31, 1996                                                      5

               Consolidated Statements of Cash Flows for the three months
                    ended December 31, 1996 and 1995                                                          6

               Notes to the Consolidated Financial Statements                                                 7 - 8

ITEM 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                       8 - 18


PART II - OTHER INFORMATION
---------------------------

ITEM 1.        Legal Proceedings                                                                              19

ITEM 2.        Changes in Securities                                                                          19

ITEM 3.        Defaults Upon Senior Securities                                                                19

ITEM 4.        Submission of Matters to a Vote of Security Holders                                            19

ITEM 5.        Other Information                                                                              19

ITEM 6.        Exhibits and Reports on Form 8-K                                                               19

               Signature Page                                                                                 20





                                                LONG ISLAND BANCORP, INC.
                                                     AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,      SEPTEMBER 30,
                                                                                  1996              1996
                                                                             ---------------   ---------------

                              A S S E T S
Cash and cash equivalents (including interest-earning assets of
$110,429 and $37,357, respectively)                                          $      166,822    $       76,348

Investment in debt and equity securities, net:
      Available-for-sale                                                            164,307           180,650

Mortgage-backed securities, net:
      Held-to-maturity (estimated fair value of
         $19,521 and $21,120, respectively)                                          22,934            23,096

      Available-for-sale                                                          1,718,607         1,717,106

Stock in Federal Home Loan Bank of New York, at cost                                 40,754            40,754

Loans held for sale, net                                                             51,104            57,969

Loans receivable held for investment, net:
      Real estate loans, net                                                      3,247,624         2,921,285

      Commercial loans, net                                                           7,788             7,810

      Other loans, net                                                              149,741           145,654

                                                                             ---------------   ---------------
      Loans, net                                                                  3,405,153         3,074,749

      Less allowance for possible loan losses                                       (33,488)          (33,912)

                                                                             ---------------   ---------------
      Total loans receivable held for investment, net                             3,371,665         3,040,837

Mortgage servicing rights, net                                                       35,597            29,687

Office properties and equipment, net                                                 89,722            89,279

Accrued interest receivable, net                                                     33,047            32,962

Investment in real estate, net                                                       11,865            10,680

Deferred taxes                                                                       24,983            31,207

Excess of cost over fair value of assets acquired                                     5,156             5,265

Prepaid expenses and other assets                                                    22,777            27,951

                                                                             ---------------   ---------------
Total assets                                                                 $    5,759,340    $    5,363,791

                                                                             ===============   ===============


   L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y
Liabilities:
      Deposits                                                               $    3,661,125    $    3,633,010

      Official checks outstanding                                                    55,957            49,860

      Borrowed funds                                                              1,400,950           978,023

      Mortgagors' escrow liabilities                                                 44,416            64,232

      Accrued expenses and other liabilities                                         71,205           119,572

                                                                             ---------------   ---------------
Total liabilities                                                                 5,233,653         4,844,697

Stockholders' equity:
      Preferred stock ($0.01 par value, 5,000,000 shares authorized;
         none issued)                                                                 ---               ---

      Common stock ($0.01 par value, 45,000,000 shares authorized;
         26,816,464 shares issued, 24,458,346 and 24,644,157
         outstanding, respectively)                                                     268               268
      Additional paid-in capital                                                    305,419           304,027
      Unallocated Employee Stock Ownership Plan                                     (18,658)          (19,230)
      Unearned Management Recognition & Retention Plan                               (5,088)           (5,551)
      Unrealized gain on securities available-for-sale, net of tax                    8,870             6,633
      Retained income-partially restricted                                          293,339           285,311
      Treasury stock, at cost (2,358,118 and 2,172,307 shares,
      respectively)                                                                 (58,463)          (52,364)
                                                                             ---------------   ---------------
Total stockholders'  equity                                                         525,687           519,094

                                                                             ---------------   ---------------
Total liabilities and stockholders' equity                                   $    5,759,340    $    5,363,791
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



                                                LONG ISLAND BANCORP, INC.
                                                     AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                 FOR THE THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                ------------------------------
                                                                    1996           1995
                                                                ------------- ----------------

Interest income:
   Real estate loans                                            $     59,159  $     39,672
   Commercial loans                                                      178           209
   Other loans                                                         3,904         3,648
   Mortgage-backed securities                                         28,999        38,695
   Debt and equity securities                                          3,730         4,503
                                                                ------------- -------------
        Total interest income                                         95,970        86,727
                                                                ------------- -------------
Interest expense:
   Deposits                                                           39,438        39,421
   Borrowed funds                                                     16,276         8,895
                                                                ------------- -------------
        Total interest expense                                        55,714        48,316
                                                                ------------- -------------
        Net interest income                                           40,256        38,411
Provision for possible loan losses                                     1,500         1,600
                                                                ------------- -------------
        Net interest income after provision for possible              38,756        36,811
        loan losses
Non-interest income:
   Fees and other income:
      Loan fees and service charges                                    1,005           700
      Loan servicing fees                                              3,382         3,057
      Income from insurance and securities commissions                   508           327
      Deposit service fees                                             1,528         1,460
                                                                ------------- -------------
        Total fee income                                               6,423         5,544
      Other income                                                       862           661
                                                                ------------- -------------
        Total fees and other income                                    7,285         6,205
   Net gains on sale activity:
      Net gains on loans and mortgage-backed securities                1,975           625
      Net gains on investment in debt and equity
      securities                                                          98           259
                                                                ------------- -------------
        Total net gains on sale activity                               2,073           884
   Net (loss) gain on investment in real estate and premises            (515)        2,168
                                                                ------------- -------------
        Total non-interest income                                      8,843         9,257

Non-interest expense:
   General and administrative expense:
      Compensation, payroll taxes and fringe benefits                 14,128        13,277
      Advertising                                                      1,255         1,215
      Office occupancy and equipment                                   5,396         4,934
      Federal insurance premiums                                       1,905         2,217
      Other general and administrative expense                         4,624         4,144
                                                                ------------- -------------
        Total general and administrative expense                      27,308        25,787
   Amortization of excess of cost over fair value of assets
   acquired                                                              109            63
                                                                ------------- -------------
        Total non-interest expense                                    27,417        25,850
                                                                ------------- -------------
Income before income taxes                                            20,182        20,218
Provision for income tax (benefit) expense                             8,248         8,597
                                                                ------------- -------------
Net income                                                      $     11,934  $     11,621
                                                                ============= =============


Primary earnings per common share                               $       0.50  $       0.47
                                                                ============= =============

Fully diluted earnings per common share                         $       0.50  $       0.47
                                                                ============= =============


See accompanying notes to unaudited consolidated financial statements.


                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                          UNALLOCATED     UNEARNED    UNREALIZED
                                                           EMPLOYEE      MANAGEMENT    GAIN ON      RETAINED
                                              ADDITIONAL     STOCK      RECOGNITION   SECURITIES     INCOME -
                                    COMMON     PAID-IN     OWNERSHIP    & RETENTION    AVAILABLE    PARTIALLY   TREASURY
                                     STOCK     CAPITAL        PLAN          PLAN       FOR SALE     RESTRICTED    STOCK      TOTAL
                                    ------    ---------    ---------     ----------   ----------     ---------   ------   ----------

Balance at September 30, 1996      $   268     $304,027   $(19,230)     $ (5,551)     $  6,633      $ 285,311   $(52,364)  $519,094

Net income                                                                                             11,934                11,934

Allocation/amortization of ESOP
  and MRP stock and related
  tax benefits                                   1,283        572             463                                             2,318

Change in unrealized gains on
  securities available-for-sale,
  net of taxes                                                                           2,237                                2,237

Dividends                                                                                              (3,373)               (3,373)

Repurchase of common stock
 (250,000 shares) net of
 exercise of stock options
 (19,189 shares) and
 related tax benefits                              109                                                  (533)     (6,099)    (6,523)

                                   --------   --------    --------     ----------     --------       --------   --------  ---------
Balance at December 31, 1996       $   268    $305,419    $(18,658)    $  (5,088)    $  8,870       $ 293,339  $(58,463)  $525,687
                                   ========   ========    =========    ==========    =========       ========   ========  =========

See accompanying notes to unaudited consolidated financial statements.




                            LONG ISLAND BANCORP, INC.

                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                              FOR THE THREE MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                           ---------------------------------
                                                                                               1996                 1995
                                                                                           -------------      --------------
Operating activities:
   Net income                                                                              $     11,934       $      11,621
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Provision for possible loan losses                                                             1,500               1,600
   Write-off of real estate owned and investment in real estate                                     141                 128
   Gains on sale of real estate owned, net                                                          (42)                (49)
   Depreciation and amortization                                                                  3,550               2,382
   Capitalized mortgage servicing rights, net                                                    (1,526)               (555)
   Amortization of premiums, net of accretion of discounts-debt, equity and
     mortgage-backed securities                                                                       7                 370
   Amortization of premiums, net of accretion of discounts-purchase accounting                      219                (436)
   Employee Stock Ownership Plan/Management Recognition & Retention Plan expense                  2,318               1,423
   Gains on sales of loans and mortgage-backed securities, net                                   (1,975)               (625)
   Originations of loans held-for-sale, net of proceeds from sales                                31,759             (8,920)
   Gains on sales of debt and equity securities, net                                                (98)               (259)
   (Increase) decrease in accrued interest receivable                                               (85)                759
   Decrease in accrued and other liabilities                                                    (49,571)             (5,834)
   Increase in official checks outstanding                                                        6,097              48,550
   (Increase) decrease in deferred taxes, prepaid expenses and other assets                       9,246              (4,368)
   Net decrease in unearned income                                                               (4,546)               (383)
                                                                                           -------------      --------------
     Net cash (used) provided by operating activities                                           (54,590)             45,404
                                                                                           -------------      --------------
Investing activities:
   Proceeds from sales of debt and equity securities, available-for-sale                         15,000              48,335
   Proceeds from sales of mortgage-backed securities, available-for-sale                        173,521               ---

   Proceeds from maturities of and principal payments on debt and equity securities              36,263             143,372
   Principal payments on mortgage-backed securities                                              70,186             164,656
   Purchases of debt and equity securities, available-for-sale                                  (33,921)           (103,382)
   Purchases of mortgage-backed securities, available-for-sale                                  (50,015)            (78,198)
   Principal payments on loans held-for-investment, net of originations and                    (484,280)           (158,027)
      purchases
   Proceeds from sale of real estate owned, office properties and equipment                       1,871               4,555
   Purchases of office properties and equipment                                                  (2,544)             (3,485)
   Purchase of mortgage servicing rights                                                         (4,045)               ---
                                                                                           -------------      --------------
     Net cash (used) provided by investing activities                                          (277,964)             17,826
                                                                                           -------------      --------------
Financing activities:
   Net increase (decrease) in demand deposits, NOW accounts and savings accounts                  3,752              (4,683)
   Net decrease  in mortgagors' escrow accounts                                                 (19,816)            (28,804)
   Net increase in certificates of deposit                                                       24,363              49,488
   Costs to repurchase common stock                                                              (5,992)            (13,066)
   Proceeds from the exercise of stock options                                                      221                 357
   Cash dividends paid on common stock                                                           (2,427)             (2,571)
   Net decrease in short-term borrowings                                                        (10,994)           (135,000)
   Net increase in long-term borrowings                                                         433,921             102,346
                                                                                           -------------      --------------
     Net cash provided (used) by financing activities                                           423,028             (31,933)
                                                                                           -------------      --------------
     Increase in cash and cash equivalents                                                       90,474              31,297
   Cash and cash equivalents at the beginning of the quarter                                     76,348              67,410
                                                                                           -------------      --------------
   Cash and cash equivalents at the end of the quarter                                     $    166,822       $      98,707
                                                                                           =============      ==============
Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
     Interest on deposits and borrowed funds                                               $     54,058       $      50,994
                                                                                           =============      ==============
     Income taxes                                                                          $      3,845       $      11,202
                                                                                           =============      ==============
   Non-cash investing activity:
     Additions to real estate owned, net                                                   $      3,013       $       2,160
                                                                                           =============      ==============
     Securitization of loans                                                               $    191,306       $      46,658
                                                                                           =============      ==============


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

         The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's interim financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and statements of operations for the periods presented. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

         These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the fiscal year ended September 30, 1996.

         Certain reclassifications have been made to conform the prior period's consolidated financial statements to the current presentation.

2.       EARNINGS PER SHARE OF COMMON STOCK

         Earnings per share ("EPS") is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Primary EPS includes in the calculation of common shares outstanding the common stock equivalents related to shares issuable under the Company's stock benefit plans that have a dilutive effect while fully diluted EPS includes the common stock equivalents that have the maximum dilutive effect. The weighted average number of shares outstanding for primary and fully diluted EPS calculations for the three months ended December 31, 1996 and 1995 are presented on page 15 herein.

3.       CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.

4.       ACCOUNTING CHANGES

         Effective October 1, 1996, the Company adopted Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss should be recognized. This statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by Accounting Principle Board Opinion ("APB") No. 3, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The adoption of SFAS 121 did not have a material effect on the Company's financial condition and results of operations.

5.       RECENT DEVELOPMENTS

         On December 19, 1996, the Company announced the declaration of a quarterly dividend of fifteen cents ($0.15) per common share. This is the Company's ninth consecutive dividend and represents a 50% increase from the previous quarterly dividend of $0.10. The dividend is payable on February 14, 1997 to shareholders of record at the close of business on January 15, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
-------  ------------------------------------

GENERAL

The Company was incorporated in the State of Delaware in December 1993 at the direction of the Board of Directors of the Bank for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The mutual-to-stock conversion was completed on April 14, 1994.

FINANCIAL CONDITION

Total assets at December 31, 1996 were $5.8 billion, an increase of $395.5 million, or 7.4%, from September 30, 1996. The increase in assets is principally due to an increase in net loans receivable held for investment of $330.8 million, or 10.9%, to $3.4 billion at December 31, 1996 from $3.0 billion at September 30, 1996. Further contributing to the growth in assets was the increase in cash and cash equivalents of $90.5 million, or 118.5%, to $166.8 million at December 31, 1996 from $76.3 million at September 30, 1996. Partially offsetting these increases was a reduction of $16.4 million, or 9.0%, in investment in debt and equity securities to $164.3 million at December 31, 1996 from $180.7 million at September 30, 1996.

Non-performing assets increased by $0.7 million, or 1.0%, to $62.0 million at December 31, 1996 from $61.3 million at September 30, 1996 reflecting a $1.2 million increase in real estate owned partially offset by a $0.5 million decrease in non-performing loans. Despite the marginal increase in non-performing assets, the ratio of non-performing assets to total assets and non-performing loans to total gross loans improved by 6 basis points and 17 basis points at December 31, 1996, respectively, when compared with September 30, 1996. This improvement reflects in part the growth in total assets and total gross loans.

Total deposits at December 31, 1996 were $3.7 billion, an increase of $28.1 million, or 0.8%, from September 30, 1996. Borrowed funds increased by $422.9 million, or 43.2%, to $1.4 billion at December 31, 1996 from $978.0 million at September 30, 1996.

Stockholders' equity increased by $6.6 million, or 1.3%, to $525.7 million at December 31, 1996 from $519.1 million at September 30, 1996. The increase primarily reflects earnings of $11.9 million, an improvement of $2.2 million, net of tax, in unrealized gain on securities classified as available-for-sale and $2.4 million related to the Company's stock benefit plans. These increases were partially offset by the declaration of $3.4 million in dividends and the purchase of treasury stock, net of shares issued for the exercise of stock options, of $6.5 million. At December 31, 1996, the Company's ratio of stockholders' equity to total assets was 9.13% and book value per share was $21.49.

LIQUIDITY, REGULATORY CAPITAL AND CAPITAL RESOURCES

GENERAL. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, retained income and borrowings under reverse-repurchase agreements and a funding note issued in June 1996 which is collateralized by a pool of adjustable rate residential mortgage loans. Payments of principal and interest on the funding note are paid monthly based on the scheduled payments due on the underlying loans. Proceeds from the sale of securities and loans are also a source of funding. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.00%. The Bank's liquidity ratio increased to 9.90% at December 31, 1996 from 9.34% at September 30, 1996. Currently, the Bank maintains a liquidity ratio above the regulatory requirements in accordance with its investment objective of investing in short-term debt securities. Future levels may vary.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The primary investment activity of the Bank is the origination of real estate loans and other loans. During the quarter ended December 31, 1996, the Bank originated or purchased real estate loans in the amount of $747.6 million, including $187.1 million which represents the bulk purchase of loans, and other loans in the amount of $20.0 million. The Bank purchases and originates mortgage-backed securities to maintain its liquidity to meet its funding demand. Purchases and originations of mortgage-backed securities totaled $50.0 million and $190.4 million, respectively, for the quarter ended December 31, 1996. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, borrowings under reverse-repurchase agreements, and sales of loans and securities classified as available-for-sale. Other investing activities may include the acquisition of U.S. government securities, federal agency obligations and asset-backed securities.

Liquidity management of the Company is both a daily and long-term component of management's strategy. Excess funds are generally invested in short-term and intermediate-term securities. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements. In addition, the Bank may access funds, if necessary, through various lines of credit totaling $75.0 million at December 31, 1996 from the FHLB.

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

REGULATORY CAPITAL POSITION. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At December 31, 1996, the Bank exceeded each of the three OTS capital requirements, as illustrated on page 15 herein.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

GENERAL. The Company had net income of $11.9 million and primary and fully diluted EPS of $0.50 for the quarter ended December 31, 1996 ("1996 quarter"). For the quarter ended December 31, 1995 ("1995 quarter"), net income was $11.6 million and primary and fully diluted EPS was $0.47.

NET INTEREST INCOME. Net-interest income increased by $1.9 million, or 4.9%, to $40.3 million in the 1996 quarter from $38.4 million in the 1995 quarter. The increase in net interest income is primarily attributable to the growth of the average real estate loan portfolio to $3.1 billion for the 1996 quarter from $2.0 billion for the 1995 quarter. This growth was funded by the investment of additional borrowed funds, which on average increased by $532.2 million over the 1995 period, and the redeployment of funds previously invested in mortgage-backed securities, which declined on average by $540.7 million over the 1995 period.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased marginally by $0.1 million, or 6.3%, to $1.5 million in the 1996 quarter from $1.6 million in the 1995 quarter. This decrease reflects management's assessment of the level of non-performing loans, which at December 31, 1996 was $52.6 million compared with $52.7 million at December 31, 1995. At December 31, 1996, the ratio of the allowance for possible loan losses to non-performing loans improved by 149 basis points to 63.64% from 62.15% at December 31, 1995. Although management considers the allowance for possible loan losses to be adequate at December 31, 1996, if general economic trends and real estate values were to decline, the level of non-performing loans may increase. Such an increase could result in greater provisions for possible loan losses thereby adversely affecting future operating results.

NON-INTEREST INCOME. Total non-interest income decreased by $0.5 million, or 4.5%, to $8.8 million during the 1996 quarter as compared with $9.3 million for the 1995 quarter. The decrease in total non-interest income primarily reflects a decline in net (loss) gain on investment in real estate and premises of $2.7 million to a loss of $0.5 million during the 1996 quarter as compared with a gain of $2.2 million during the 1995 quarter. The decline in the net (loss) gain on investment in real estate and premises reflects a $2.0 million profit from the sale of three rental office properties that occurred in the 1995 quarter coupled with the resultant loss of rental income of $0.8 million from the sale of these and seven other real estate investment properties by the Company in fiscal 1996. Partially offsetting the decline in the net (loss) gain on investment in real estate and premises were the improvements in net gains on sale activity and total fee income. Net gain on sales activity increased by $1.2 million, or 134.5%, to $2.1 million in the 1996 quarter from $0.9 million in the 1995 quarter. This improvement reflects the execution of management's strategy of recognizing profits in the available-for-sale portfolios as interest rates fluctuate. This strategy allowed the Company to enhance earnings, increase liquidity and improve its ability to take advantage of higher yielding investments. Total fee income increased to $6.4 million in the 1996 quarter from $5.5 million in the 1995 quarter principally from the growth in loan fees and service charges and loan servicing fees reflecting the increase in the Company's loan portfolio and mortgage servicing activities.

NON-INTEREST EXPENSE. Total non-interest expense increased by $1.5 million, or 6.1%, to $27.4 million in the 1996 quarter from $25.9 million in the 1995 quarter. This increase is primarily due to increased expenditures of $0.9 million for compensation and benefit costs related to the increase in the value of the Company's stock and its direct impact on stock-based compensation expense, greater depreciation and occupancy costs of $0.5 million resulting from the Company's technological investments and other general and administrative expenses of $0.5 million related to the increase in mortgage origination volume. The effect of these increases on non-interest expense was partially mitigated by the reduction in federal insurance premiums due to a $0.5 million credit from the Savings Association Insurance Fund in accordance with The Deposit Insurance Funds Act of 1996 ("Act"). Beginning on January 1, 1997, the Company anticipates reductions in compensation and benefit costs due to stock-based benefit plan modifications and in federal insurance premiums as the Act reduced the Company's deposit assessment rate to 6.48 basis points from 23 basis points.

PROVISION FOR INCOME TAXES. Income tax expense decreased by $0.4 million, or 4.1%, to $8.2 million in the 1996 quarter from $8.6 million in the 1995 quarter. This decrease is primarily attributable to a 1.6% reduction in the effective tax rate to 40.9% in the 1996 quarter from 42.5% in the 1995 quarter. The decline in the effective tax rate primarily reflects changes to the New York State bad debt deduction regulations.

IMPACT OF NEW ACCOUNTING STANDARDS

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

The provisions of SFAS 125 are effective prospectively for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 except for those transactions that are governed by Statement of Financial Accounting No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." FASB 127 was issued in December 1996 to extend the effective date of the provisions of SFAS 125 as they relate to secured borrowings and collateral and repurchase agreements, dollar rolls, securities lending and similar transactions for one year. The Company is currently reviewing SFAS 125 and SFAS 127.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q Report includes forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the SEC.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the three months ended December 31, 1996 and 1995, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------

                                                    1996                                         1995
                                  -----------------------------------------    -----------------------------------------
                                                                AVERAGE                                       AVERAGE
                                     AVERAGE                     YIELD\           AVERAGE                      YIELD\
                                     BALANCE       INTEREST       COST            BALANCE        INTEREST       COST
                                  --------------  ------------  -----------    --------------  ------------  -----------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Interest-earning cash
    equivalents                   $      58,388   $       766       5.20 %     $      37,161   $       519      5.56 %
Debt and equity securities
    and FHLB-NY stock, net (1)          213,001         2,964       5.57             282,627         3,984      5.64
Mortgage-backed securities,
    net (1)                           1,693,945        28,999       6.85           2,234,617        38,695      6.93
Real estate loans, net (2)            3,105,539        59,159       7.62           1,962,272        39,672      8.09
Commercial and other loans,
    net (2)                             140,214         4,082      11.65             114,391         3,857     13.49
                                  --------------  ------------  ---------      --------------  ------------  --------
Total interest-earning assets         5,211,087        95,970       7.37           4,631,068        86,727      7.49
Other non-interest-earning
    assets                              300,439                                      255,077
                                  --------------  ------------                 --------------  ------------
Total assets                      $   5,511,526   $    95,970                  $   4,886,145   $    86,727
                                  ==============  ============                 ==============  ============

INTEREST BEARING LIABILITIES
Deposits, net                     $   3,708,611   $    39,438       4.22 %     $   3,640,018   $    39,421      4.31 %
Borrowed funds                        1,133,506        16,276       5.70             601,284         8,895      5.89
                                  --------------  ------------  ---------      --------------  ------------  --------
Total interest-bearing
    liabilities                       4,842,117        55,714       4.57           4,241,302        48,316      4.53
Non-interest-bearing
    liabilities                         144,903                                      119,822
                                  --------------                               --------------
Total liabilities                     4,987,020                                    4,361,124
Total stockholders' equity              524,506                                      525,021
                                  --------------  ------------  ---------      --------------  ------------  --------
Total liabilities and
   stockholders' equity             $ 5,511,526   $    55,714                  $   4,886,145   $    48,316
                                  ==============  ------------                 ==============  ------------
Net interest income/spread (3)                    $    40,256       2.80 %                     $    38,411      2.96 %
                                                  ============  =========                      ============  ========
Net interest margin as %
    of interest-earning assets                                      3.09 %                                      3.32 %
    (4)
                                                                =========                                    ========
Ratio of interest-earning
assets to interest-bearing                                        107.62 %                                    109.19 %
    liabilities                                                 =========                                    ========



(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $15.8 million and $13.5 million, before tax, from SFAS 115 for the three months ended December 31, 1996 and 1995, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                       THREE MONTHS ENDED DECEMBER 31, 1996
                                                                    COMPARED TO
                                                       THREE MONTHS ENDED DECEMBER 31, 1995
                                                                INCREASE/(DECREASE)
                                                   ----------------------------------------------
                                                                      DUE TO
                                                   ----------------------------------------------
                                                      VOLUME           RATE             NET
                                                   -------------   --------------  --------------
                                                                     (IN THOUSANDS)
Interest-earning assets:
     Interest-earning cash
         equivalents(1)                            $        282    $         (35)   $        247
     Debt and equity securities(2)(3)                      (970)             (50)         (1,020)
     Mortgage-backed securities(3)                       (9,261)            (435)         (9,696)
     Real estate loans(4)                                21,900           (2,413)         19,487
     Commercial and other loans(4)                          797             (572)            225
                                                   -------------   --------------  --------------
             Total                                       12,748          (3,505)           9,243
                                                   -------------   --------------  --------------

Interest-bearing liabilities:
     Deposits                                               789             (772)             17
     Borrowed funds                                       7,675             (294)          7,381
                                                   -------------   --------------  -------------
             Total                                        8,464           (1,066)          7,398
                                                   -------------   --------------  --------------
Net change in interest income                      $      4,284    $      (2,439)   $      1,845
                                                   =============   ==============  ==============

(1) Cash equivalents include amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.
(2)  Includes FHLB-NY stock.
(3) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $15.8 million and $13.5 million, before tax, from SFAS 115 for the three months ended December 31, 1996 and 1995, respectively.
(4) In computing the volume and rate components of net interest income for loans, non-performing loans and loans held for sale have been included.

                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS


                                                     AT OR FOR THE THREE MONTHS
                                                         ENDED DECEMBER 31,
                                                  ----------------------------------

                                                      1996                1995
                                                  --------------     ---------------

Selected Financial Ratios: (a)
Return on average assets                                 0.87%              0.95%
Return on average stockholders' equity                   9.10               8.85
Average stockholders' equity to average assets           9.52              10.75
Stockholders' equity to total assets                     9.13              10.81
Interest rate spread during period                       2.80               2.96
Net interest margin                                      3.09               3.32
Operating expenses to average assets                     1.98               2.11
Efficiency ratio (b)                                    57.44              57.80
Average interest-earning assets to average
 interest-bearing liabilities                          107.62             109.19
Net interest income to operating expenses                1.47x              1.49x

Selected Data:
Primary earnings per share                              $0.50              $0.47
Weighted average number of shares outstanding
 for primary earnings per share computation        23,775,402         24,655,050
Fully diluted earnings per share                        $0.50              $0.47
Weighted average number of shares outstanding
   for fully diluted earnings per share            23,849,372         24,716,796
   computation
Book value per share                                   $21.49             $20.87
Number of shares outstanding for book value per
   share computation                               24,458,346         25,552,573
Cash dividends declared per share                       $0.15              $0.10
Dividend payout ratio                                   30.00%             21.28%

                                                                        AT DECEMBER 31,
                                                                  ----------------------------

                                                                     1996             1995
                                                                  ------------     -----------

ASSET QUALITY RATIOS:
Non-performing loans to total gross loans                              1.53%           2.51%
Non-performing assets to total assets                                  1.08            1.29
Allowance for possible loan losses to non-performing loans            63.64           62.15


REGULATORY CAPITAL AT DECEMBER 31, 1996 FOR THE LONG ISLAND SAVINGS BANK, FSB:

                                                       REGULATORY                  REGULATORY                  EXCESS
                                                        CAPITAL                     CAPITAL                    CAPITAL
                                                       REQUIREMENT                   LEVEL                      LEVEL
                                                       -----------                   -----                      -----

                                                     AMOUNT  PERCENT (C)     AMOUNT      PERCENT (C)     AMOUNT      PERCENT (C)
                                                     ------  -----------     ------     -----------     ------      -----------
                                                                         (DOLLARS IN THOUSANDS)

Tangible capital (d)                              $  85,520     1.50%         $410,387     7.20%        $324,867       5.70%
Core capital (d)                                    171,039     3.00           410,387     7.20          239,348       4.20
Risk-based capital (e)                              234,563     8.00           443,875    15.14          209,312       7.14

(a) Ratios for the three months ended December 31, 1996 and 1995 were calculated on an annualized basis.
(b) Amount is determined by dividing total general and administrative expense by net interest income (before the provision for possible loan losses) plus total fee income.
(c) Tangible and core capital levels are shown as a percentage of total adjusted assets, as computed based on regulatory guidelines. Risk-based capital levels are shown as a percentage of risk-weighted assets.
(d) This figure represents GAAP capital excluding the effect of SFAS 115, goodwill and a portion of mortgage servicing rights.
(e) The difference between GAAP capital and regulatory risk-based capital represents the exclusion of the effect of SFAS 115, goodwill, a portion of mortgage servicing rights and an addition for the allowance for possible loan losses.

Allowance for Possible Loan Losses

The following is a summary of the Company's provisions and allowance for possible loan losses:

                                                         Three Months Ended
                                                              December 31,
                                                 ------------------------------

                                                      1996              1995
                                                 ------------     -------------
                                                          (In  thousands)

Opening allowance.............................        $33,912          $34,358

Provision.....................................          1,500            1,600

Net charge-offs..............................          (1,924)          (1,658)
                                                 -------------     ------------

Ending allowance..............................        $33,488          $34,300
                                                 =============     ============

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

                                                                                 December 31,           September 30,
                                                                                        1996                    1996
                                                                              -------------------    ---------------------

                                                                                      (Dollars in thousands)

Non-performing loans (1):
Residential:
     One-to-four family....................................................           $40,818                  $39,573
     Co-operative apartments...............................................               859                      602
     Home equity...........................................................             2,542                    3,489
     Second mortgage.......................................................               187                      190
     Multi-family..........................................................               617                      896
                                                                                      -------                  -------
       Total residential ..................................................            45,023                   44,750
Non-residential:
     Commercial real estate................................................             4,040                    4,336
     Construction..........................................................               453                      453
     Land..................................................................               675                      675
                                                                                      -------                  -------
Total real estate loans (2)................................................            50,191                   50,214
Other loans (3)............................................................             2,426                    2,952
                                                                                      -------                  -------
Total non-performing loans.................................................            52,617                   53,166
Real estate owned net (4)..................................................             9,340                    8,155
                                                                                      -------                  -------

Total non-performing assets................................................           $61,957                  $61,321
                                                                                      =======                  =======

Non-performing loans to total gross loans..................................              1.53%                     1.70%
Non-performing assets to total assets......................................              1.08                      1.14
Non-performing assets to total stockholders' equity and
   allowance for possible loan                                                          11.08                     11.09
     losses...........................................
Allowance for possible loan losses to non-performing loans.................             63.64                     63.79
Allowance for possible loan losses to total gross loans...............                   0.97                      1.08

(1) All non-performing loans are in non-accrual status. There are no loans 90 days or more past due and still accruing interest(other than education loans which are guaranteed).
(2) Includes loans considered impaired in accordance with SFAS 114 in the amount of $7.0 million and $7.4 million at December 31, 1996 and September 30, 1996,respectively, for which there is a related allowance for possible loan losses.
(3) Includes commercial loans considered impaired in accordance with SFAS 114 in the amount of $0.3 million at both December 31, 1996 and September 30, 1996,respectively, for which there is a related allowance for possible loan losses.
(4) Included in Investment in real estate on the Consolidated Statements of Financial Condition.

Interest Sensitive Gap Analysis

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown to reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Prepayment assumptions ranging from 0% to 15% per year were applied, dependent upon the loan type and coupon. Run-off rate assumptions for passbook savings, statement savings, NOW and money market accounts, in the one year or less category, were 51%, 51%, 40% and 100% respectively, rather than the OTS assumptions which, in the one year or less period, are 17%, 17%, 37% and 79%, respectively. These withdrawal rates and prepayment assumptions are based on assumptions and analyses prepared internally and are used in preparing the Regulatory Thrift Bulletin-13 Report and the quarterly management reports. These assumptions were used rather than the assumptions published by the OTS because management believes they are more indicative of the actual prepayments and withdrawals experienced by the Company. The assumptions do not reflect any increases or decreases in interest rates paid on various categories of deposits (whether by the Company or in general) since December 31, 1996.

                                                                 INTEREST RATE SENSITIVITY GAP ANALYSIS
                                                                          AT DECEMBER 31, 1996
                                 ------------------------------------------------------------------------------------------------
                                                  MORE THAN    MORE THAN     MORE THAN    MORE THAN
                                    3 MONTHS      3 MONTHS      6 MONTHS       1 YEAR      3 YEARS     MORE THAN
                                    OR LESS      TO 6 MONTHS   TO 1 YEAR     TO 3 YEARS   TO 5 YEARS    5 YEARS         TOTAL
                                 -----------     -----------  ----------   ------------  -----------  -----------  ---------------
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets(1):
   Real estate loans (2)         $   223,481     $  414,005    $ 740,105    $1,231,434   $  288,450   $   351,021   $   3,248,496
   Commercial loans (2)                7,217          ---            ---       ---              115          ---            7,332

   Other loans (2)                    65,048         3,222         6,379        22,827       16,212        34,123         147,811
   Mortgage-backed                   335,680       313,068       528,057       426,359       71,439        49,818       1,724,421
   securities (3)
   Interest-earning cash             110,429           ---          ---         ---            ---           ---          110,429
   equivalents
   Debt and equity                    33,278         5,182        33,006        15,074        1,410        77,779         165,729
   securities (3)
   Stock in FHLB-NY                     ---            ---          ---         ---            ---         40,754          40,754

                                  ----------     ----------   ----------    ----------     ---------    ----------  ---------------
     Total interest-earning          775,133       735,477     1,307,547     1,695,694       377,626      553,495       5,444,972
     assets
Interest-bearing liabilities:
   Passbook accounts                 121,229        96,660       114,948       105,692       101,288       110,783        650,600
   Statement savings                 120,508        95,968       114,126       104,928       100,556       109,993        646,079
   accounts
   NOW accounts                       37,611         4,830         9,660        38,640        37,030         1,637        129,408
   Checking & demand deposit
     accounts                          2,813         1,205         2,410           ---          ---           ---           6,428

   Money market accounts              81,932        15,364        30,728           ---          ---           ---         128,024

   Certificate accounts              505,983       424,865       430,801       358,067       240,662        22,776      1,983,154
   Borrowings                        349,550       150,000       160,400       741,000          ---           ---       1,240,550
                                 -----------     ----------    ----------     --------      ---------  ------------  ---------------
     Total interest-bearing        1,219,626       788,892       863,073     1,348,327       479,536        245,189     4,784,243
     liabilities
                                  ----------     ----------    ----------    ---------      ---------  ------------  ---------------
Interest sensitivity gap per     $ (444,493)   $   (53,415)   $  444,474    $  347,367   $  (101,910)  $    308,306   $   660,729
period
                                 ===========     ==========    ==========    =========     =========   ============  ===============
Cumulative interest              $ (444,493)   $  (497,908)   $  (53,434)   $ 293,933    $   192,023   $    500,329
sensitivity gap
                                 ===========     ==========    ==========    =========     =========   ============
Cumulative interest
   sensitivity gap as a
   percentage of total          (7.72) %        (8.65) %        (0.93) %           5.10 %           3.33 %           8.69 %
   assets (4)
Cumulative net interest-
   earning assets as a
   percentage of net
   interest-bearing             63.55            75.21          98.14            106.97            104.09          110.12
   liabilities

------------------
(1) Excludes non-performing loans, net of unearned discounts and premiums, deferred loan fees, purchase accounting discounts and premiums.
(2) For purposes of gap analysis, the allowance for possible loan losses is excluded.
(3) Mortgage-backed and debt and equity securities are shown excluding the market value appreciation of $15.7 million, before tax, resulting from SFAS 115.
(4) Amounts for fixed rate loans are based on scheduled payment dates and loans for which there is no amortization schedule are included as three months or less.

                           PART II - OTHER INFORMATION
Item 1.        Legal Proceedings

         None.

Item 2.        Changes in Securities.

         None.

Item 3.        Defaults Upon Senior Securities.

         None.

Item 4.        Submission of Matters to a Vote of Security Holders.

         None.
Item 5.        Other Information.

         None.

Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits - The following exhibit is filed as part of this report:

                    Regulation S-K Exhibit Reference Number
                    11. Statement re: Computation of Per Share Earnings (In thousands, except per share data)

                                                                         Three Months Ended
                                                                            December 31,
                                                                   -------------------------------

                                                                        1996             1995

                                                                   ---------------    ------------

                Net Income                                              $  11,934       $  11,621
                                                                   ===============    ============

                Total weighted average common shares and
                equivalents outstanding                                    23,775          24,655
                                                                   ===============    ============
                Primary earnings per common share                       $    0.50      $     0.47

                                                                   ===============    ============

                Total shares for fully dilutive earnings per               23,849          24,717
                share
                                                                   ===============    ============

                Fully diluted earnings per common share                $     0.50      $     0.47
                                                                   ===============    ============


               (b)  Reports on Form 8-K

               On October 22, 1996 and December 19, 1996, the Company filed with the SEC Current Reports on Form 8-K which contained press releases. The October press release announced the Company's earnings for the three months ended September 30, 1996. The December press release announced the declaration of the Company's ninth consecutive quarterly dividend.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Long Island Bancorp, Inc.

Dated:                                    By: /s/John J. Conefry, Jr.
       ----------                            ----------------------
                                              John J. Conefry, Jr.
                                              Chairman of the Board and
                                              Chief Executive Officer


Dated:                                    By: /s/Mark Fuster
      -----------                             -------------------
                                              Mark Fuster
                                              Chief Financial Officer