Form 10-Q
period 1997-03-31
LONG ISLAND BANCORP INC
filed 1997-05-13
CIK 916837

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 1997.

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

             24,228,267 SHARES WERE OUTSTANDING AS OF MARCH 31, 1997



                            LONG ISLAND BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                             PAGE
------------------------------                                                                             ----

ITEM 1.        Financial Statements
               --------------------

               Consolidated Statements of Financial Condition at
                    March 31, 1997 and September 30, 1996                                                    3

               Consolidated Statements of Operations for the three months and
                    six months ended March 31, 1997 and 1996                                                 4

               Consolidated Statement of Changes in Stockholders' Equity for the
                    six months ended March 31, 1997                                                          5

               Consolidated Statements of Cash Flows for the six months ended
                    March 31, 1997 and 1996                                                                  6

               Notes to the Consolidated Financial Statements                                              7 - 9

ITEM 2.        Management's Discussion and Analysis of Financial
               -------------------------------------------------
                    Condition and Results of Operations                                                    9 - 20
                    -----------------------------------

PART II - OTHER INFORMATION
---------------------------

ITEM 1.        Legal Proceedings                                                                             21
               -----------------

ITEM 2.        Changes in Securities                                                                         21
               ---------------------

ITEM 3.        Defaults Upon Senior Securities                                                               21
               -------------------------------

ITEM 4.        Submission of Matters to a Vote of Security Holders                                           22
               ---------------------------------------------------

ITEM 5.        Other Information                                                                             22
               -----------------

ITEM 6.        Exhibits and Reports on Form 8-K                                                           22 - 23
               --------------------------------

               Signature Page                                                                                24




                                                LONG ISLAND BANCORP, INC.
                                                     AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                               MARCH 31,           SEPTEMBER 30,
                                                                                 1997                   1996
                                                                           ---------------        ---------------
                              A S S E T S
Cash and cash equivalents (including interest-earning assets of
$93,841 and $37,357, respectively)                                           $      129,700    $       76,348
Investment in debt and equity securities, net:
      Available-for-sale                                                            162,998           180,650
Mortgage-backed securities, net:
      Held-to-maturity (estimated fair value of
         $20,706 and $21,120, respectively)                                          22,818            23,096
      Available-for-sale                                                          1,669,924         1,717,106
Stock in Federal Home Loan Bank of New York, at cost                                 48,724            40,754
Loans held for sale, net                                                             93,516            57,969
Loans receivable held for investment, net:
      Real estate loans, net                                                      3,334,448         2,921,285
      Commercial loans, net                                                           7,854             7,810
      Other loans, net                                                              152,919           145,654
                                                                             ---------------   ---------------
      Loans, net                                                                  3,495,221         3,074,749
      Less allowance for possible loan losses                                      (33,954)          (33,912)
                                                                             ---------------   ---------------
      Total loans receivable held for investment, net                             3,461,267         3,040,837
Mortgage servicing rights, net                                                       37,499            29,687
Office properties and equipment, net                                                 89,903            89,279
Accrued interest receivable, net                                                     34,300            32,962
Investment in real estate, net                                                       11,620            10,680
Deferred taxes                                                                       20,560            31,207
Excess of cost over fair value of assets acquired                                     5,046             5,265
Prepaid expenses and other assets                                                    26,421            27,951
                                                                             ---------------   ---------------
Total assets                                                                 $    5,814,296    $    5,363,791
                                                                             ===============   ===============

   L I A B I L I T I E S  A N D  S T O C K H O L D E R S ' E Q U I T Y
Liabilities:
      Deposits                                                               $    3,667,184    $    3,633,010
      Official checks outstanding                                                    24,350            49,860
      Borrowed funds                                                              1,445,233           978,023
      Mortgagors' escrow liabilities                                                 77,218            64,232
      Accrued expenses and other liabilities                                         76,458           119,572
                                                                             ---------------   ---------------
Total liabilities                                                                 5,290,443         4,844,697
Stockholders' equity:
      Preferred stock ($0.01 par value, 5,000,000 shares authorized;
         none issued)                                                                 ---                ---
      Common stock ($0.01 par value,  45,000,000 shares  authorized;  26,816,464 shares issued, 24,228,267 and 24,644,157 outstanding,
         respectively)                                                                  268               268
      Additional paid-in capital                                                    306,581           304,027
      Unallocated Employee Stock Ownership Plan                                    (18,465)          (19,230)
      Unearned Management Recognition & Retention Plan                              (4,537)           (5,551)
      Unrealized gain on securities available-for-sale, net of tax                    4,811             6,633
      Retained income-partially restricted                                          301,838           285,311
      Treasury stock, at cost (2,588,197 and 2,172,307 shares,
      respectively)                                                                 (66,643)          (52,364)
                                                                             ---------------   ---------------
Total stockholders'  equity                                                         523,853           519,094
                                                                             ---------------   ---------------
Total liabilities and stockholders' equity                                   $    5,814,296    $    5,363,791
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



                                                LONG ISLAND BANCORP, INC.
                                                     AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                          MARCH 31,                    MARCH 31,
                                                                ----------------------------------------------------------
                                                                    1997          1996            1997           1996
                                                                ------------- -------------   -------------  -------------

Interest income:
   Real estate loans                                            $     61,906  $     41,349    $    121,064   $     81,021
   Commercial loans                                                      152           181             330            390
   Other loans                                                         3,758         3,632           7,663          7,280
   Mortgage-backed securities                                         29,509        36,555          58,508         75,251
   Debt and equity securities                                          3,942         3,845           7,672          8,347
                                                                ------------- -------------   -------------  -------------
        Total interest income                                         99,267        85,562         195,237        172,289
                                                                ------------- -------------   -------------  -------------
Interest expense:
   Deposits                                                           38,839        38,937          78,276         78,358
   Borrowed funds                                                     20,298         8,506          36,575         17,401
                                                                ------------- -------------   -------------  -------------
        Total interest expense                                        59,137        47,443         114,851         95,759
                                                                ------------- -------------   -------------  -------------
        Net interest income                                           40,130        38,119          80,386         76,530
Provision for possible loan losses                                     1,500         1,500           3,000          3,100
                                                                ------------- -------------   -------------  -------------
        Net interest income after provision for possible
        loan losses                                                   38,630        36,619          77,386         73,430
                                                                ------------- -------------   -------------  -------------
Non-interest income:
   Fees and other income:
      Loan fees and service charges                                      890           736           1,895          1,436
      Loan servicing fees                                              3,108         3,100           6,490          6,157
      Income from insurance and securities commissions                   590           471           1,098            798
      Deposit service fees                                             1,413         1,496           2,941          2,956
                                                                ------------- -------------   -------------  -------------
        Total fee income                                               6,001         5,803          12,424         11,347
      Other income                                                       997         1,039           1,859          1,700
                                                                ------------- -------------   -------------  -------------
        Total fees and other income                                    6,998         6,842          14,283         13,047
                                                                ------------- -------------   -------------  -------------
   Net gains on sale activity:
      Net gains on loans and mortgage-backed securities                2,263         2,497           4,238          3,122
      Net gains on investment in debt and equity securities             ---           ---               98            259
                                                                ------------- -------------   -------------  -------------
        Total net gains on sale activity                               2,263         2,497           4,336          3,381
   Net (loss) gain on investment in real estate and premises           (570)         (403)         (1,085)          1,765
                                                                ------------- -------------   -------------  -------------
        Total non-interest income                                      8,691         8,936          17,534         18,193

Non-interest expense:
   General and administrative expense:
      Compensation, payroll taxes and fringe benefits                 14,832        13,625          28,960         26,902
      Advertising                                                      1,089         1,216           2,344          2,431
      Office occupancy and equipment                                   5,567         4,795          10,963          9,729
      Federal insurance premiums                                         777         2,259           2,682          4,476
      Other general and administrative expense                         4,671         4,064           9,295          8,208
                                                                ------------- -------------   -------------  -------------
        Total general and administrative expense                      26,936        25,959          54,244         51,746
   Amortization of excess of cost over fair value of assets
   acquired                                                              109            63             218            126
                                                                ------------- -------------   -------------  -------------
        Total non-interest expense                                    27,045        26,022          54,462         51,872
                                                                ------------- -------------   -------------  -------------
Income before income taxes                                            20,276        19,533          40,458         39,751
Provision for income taxes                                             8,159         8,271          16,407         16,868
                                                                ------------- -------------   -------------  -------------
Net income                                                      $     12,117  $     11,262    $     24,051   $     22,883
                                                                ============= =============   =============  =============

Primary earnings per common share                               $       0.51  $       0.46    $       1.01   $       0.93
                                                                ============= =============   =============  =============

Fully diluted earnings per common share                         $       0.51  $       0.46    $       1.01   $       0.93
                                                                ============= =============   =============  =============

See accompanying notes to unaudited consolidated financial statements.


                                                           LONG ISLAND BANCORP, INC.
                                                                 AND SUBSIDIARY
                                           Consolidated Statement of Changes In Stockholders' Equity
                                                        Six Months Ended March 31, 1997
                                                       (In thousands, except share data)


                                                    UNALLOCATED    UNEARNED     UNREALIZED
                                                     EMPLOYEE     MANAGEMENT     GAIN ON     RETAINED
                                        ADDITIONAL     STOCK      RECOGNITION   SECURITIES   INCOME -
                               COMMON    PAID-IN     OWNERSHIP    & RETENTION   AVAILABLE    PARTIALLY     TREASURY
                               STOCK     CAPITAL       PLAN          PLAN        FOR SALE    RESTRICTED     STOCK      TOTAL
                              --------  ----------   -----------  -----------  -----------  -----------   ----------  ---------

Balance at September 30,
 1996                        $     268  $  304,027   $  (19,230)  $   (5,551)  $     6,633   $  285,311   $ (52,364)  $ 519,094

Net income                                                                                       24,051                  24,051

Allocation/amortization
 of ESOP and MRP stock and
 related tax benefits                        2,219          765        1,014                                              3,998

Change in unrealized
 gains on securities
 available-for-sale,
 net of taxes                                                                       (1,822)                              (1,822)

Dividends                                                                                        (6,714)                 (6,714)

Repurchase of common stock
 (455,000 shares) net
 of exercise of stock
 options (39,110 shares)
 and related tax benefits                      335                                                 (810)    (14,279)    (14,754)

                            ---------  -----------   -----------  ------------  ------------  ----------  ----------  ----------
Balance at March 31, 1997   $     268  $   306,581   $  (18,465)  $    (4,537) $      4,811   $  301,838  $ (66,643)  $  523,853
                            =========  ===========   ===========  ============  ============  ==========  ==========  ==========

See accompanying notes to unaudited consolidated financial statements.




                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                               FOR THE SIX MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           -------------------------------
                                                                                               1997               1996
                                                                                           -----------       -------------
Operating activities:
   Net income                                                                              $   24,051        $     22,883
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible loan losses                                                           3,000               3,100
   Write-off of real estate owned and investment in real estate                                   293                 159
   Gains on sale of real estate owned and investment in real estate                               (87)               (163)
   Depreciation and amortization                                                                7,579               4,678
   Accretion of discounts, net of amortization of premiums-debt, equity and
      mortgage-backed securities                                                                  (95)                800
   Accretion of discounts, net of amortization of premiums-purchase accounting
     & goodwill                                                                                   404                (722)
     amortization
   Employee Stock Ownership Plan/Management Recognition & Retention Plan expense                3,967               3,026
   Gains on sales of loans and mortgage-backed securities, net                                 (4,238)             (3,122)
   Originations of loans held-for-sale, net of proceeds from sales                            (37,809)             (8,688)
   Gains on sales of debt and equity securities, net                                              (98)               (259)
   (Increase) decrease in accrued interest receivable                                          (1,338)              1,330
   (Decrease) increase in accrued and other liabilities                                       (44,318)             12,379
   Decrease in official checks outstanding                                                    (25,510)               (757)
   Decrease (increase) in prepaids and other assets                                            12,516             (11,522)
   Net decrease in unearned income                                                             (5,363)             (2,883)
                                                                                           -----------       -------------
     Net cash (used) provided by operating activities                                         (67,046)             20,239
                                                                                           -----------       -------------
Investing activities:
   Proceeds from sales of debt and equity securities, available-for-sale                       15,000              63,820
   Proceeds from sales of mortgage-backed securities, available-for-sale                      251,484             227,831
   Proceeds from maturities of and principal payments on debt and equity
     securities                                                                                93,169             239,269
   Principal payments on mortgage-backed securities                                           166,290             331,749
   Purchases of debt and equity securities, available-for-sale                                (89,702)           (258,417)
   Purchases of Federal Home Loan Bank Stock                                                   (7,970)             (5,622)
   Purchases of mortgage-backed securities, available-for-sale                                (50,015)            (97,191)
   Originations and purchases of loans held-for-investment, net of principal
     payments                                                                                (747,292)           (339,018)
   Proceeds from sale of real estate owned, office properties and equipment                     4,591               7,350
   Purchases of office properties and equipment                                                (5,182)             (8,020)
   Purchase of mortgage servicing rights                                                       (4,045)               (849)
                                                                                           -----------       -------------
     Net cash (used) provided by investing activities                                        (373,672)             160,902
                                                                                           -----------       -------------
Financing activities:
   Net decrease in demand deposits, NOW accounts and savings accounts                          (4,724)            (20,469)
   Net increase (decrease)  in mortgagors' escrow accounts                                     12,986              (6,042)
   Net increase in certificates of deposit                                                     38,898              66,900
   Costs to repurchase common stock                                                           (14,678)            (31,959)
   Proceeds from the exercise of stock options                                                    443                 388
   Cash dividends paid on common stock                                                         (6,065)             (5,084)
   Net decrease in short-term borrowings                                                     (186,000)           (210,000)
   Net increase in long-term borrowings                                                       653,210             100,075
                                                                                           -----------       -------------
     Net cash provided (used) by financing activities                                         494,070            (106,191)
                                                                                           -----------       -------------
     Increase in cash and cash equivalents                                                     53,352              74,950
   Cash and cash equivalents at the beginning of the period                                    76,348              67,410
                                                                                           -----------       -------------
   Cash and cash equivalents at the end of the period                                      $  129,700        $    142,360
                                                                                           ===========       =============
Supplemental disclosures of cash flow information:
Cash paid during the periods for:
     Interest on deposits and borrowed funds                                               $  108,566        $     98,475
                                                                                           ===========       =============
     Income taxes                                                                          $    6,013        $     13,139
                                                                                           ===========       =============
   Non-cash investing activity:
     Additions to real estate owned, net                                                   $    5,387        $      4,266
                                                                                           ===========       =============
     Securitization of loans                                                               $  322,189        $     55,653
                                                                                           ===========       =============
     SFAS 115 Transfer                                                                     $    ---          $  1,307,472
                                                                                           ===========       =============

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

         The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's interim financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and statements of operations for the periods presented. The results of operations for the three months and six months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

2.       EARNINGS PER SHARE OF COMMON STOCK

         Earnings per share ("EPS") is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Primary EPS includes in the calculation of common shares outstanding the common stock equivalents related to shares issuable under the Company's stock benefit plans that have a dilutive effect while fully diluted EPS includes the common stock equivalents that have the maximum dilutive effect. The weighted average number of shares outstanding for primary and fully diluted EPS calculations for the three months and six ended March 31, 1997 and 1996 are presented on page 17 herein.

3.       CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.

4.       ACCOUNTING CHANGES

         Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS 123 covers transactions with employees and non-employees and is applicable to both public and non-public entities.

         SFAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is contained in APB 25. Entities are not required to adopt the new fair value based method for purposes of preparing their basic financial statements and may continue to use the APB 25 method. For entities not adopting the SFAS 123 fair value based method, SFAS 123 requires the entity to display in the footnotes to the annual financial statements pro forma net income and EPS information as if the fair value based method had been adopted. The Company is continuing its present method of accounting for stock-based compensation. Accordingly, the adoption of the statement did not have an effect on the financial statements with the exception of expanded disclosures required under the statement.

         Effective January 1, 1997, the Company adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," except for those transactions that are governed by SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS 127 was issued in December 1996 to extend the effective date of the provisions of SFAS 125 as they relate to secured borrowings, collateral and repurchase agreements, dollar rolls, securities lending and similar transactions for one year. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS 76, "Extinguishment of Debt," and SFAS 77, "Reporting by Transferors for Transfers of Receivable with Recourse," and SFAS 122, "Accounting for Mortgage Servicing Rights," and amends SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS 65, "Accounting for Certain Mortgage Banking Activities." The Company does not expect SFAS 125, as amended by SFAS 127, to have a material effect on the financial statements.


5.       RECENT DEVELOPMENTS

         On March 25, 1997, the Company announced the declaration of its tenth quarterly dividend of fifteen cents ($0.15) per common share. The dividend is payable on May 14, 1997 to shareholders of record at the close of business on April 14, 1997.

         On April 22, 1997, the Company announced the conclusion of its third stock repurchase program and the commencement of its fourth stock repurchase program. Under the new program, the Company is authorized to repurchase up to 1.0 million shares over the next two years. At the same time, the Company announced that its Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred share right ("Right") for each outstanding share of common stock of the Company. Each Right, initially, will entitle shareholders to buy a one one-hundredth interest in a share of a new series of preferred stock of the Company upon the occurrence of certain events described in the Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

GENERAL

The Company was incorporated in the State of Delaware in December 1993 at the direction of the Board of Directors of the Bank for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The mutual-to-stock conversion was completed on April 14, 1994.

FINANCIAL CONDITION

Total assets at March 31, 1997 were $5.8 billion, an increase of $450.5 million, or 8.4%, from September 30, 1996. The increase in assets is principally due to an increase in net loans receivable held for investment of $420.4 million, or 13.8%, to $3.5 billion at March 31, 1997 from $3.0 billion at September 30, 1996. Further contributing to the growth in assets was the increase in cash and cash equivalents of $53.4 million, or 69.9%, to $129.7 million at March 31, 1997 from $76.3 million at September 30, 1996. Partially offsetting these increases was a reduction of $47.5 million, or 2.7%, in mortgage-backed securities to $1.7 billion at March 31, 1997.

Non-performing assets decreased by $0.8 million, or 1.4%, to $60.5 million at March 31, 1997 from $61.3 million at September 30, 1996, reflecting a $1.8 million decrease in non-performing loans partially offset by a $0.9 million increase in real estate owned. Due to this improvement and the growth in total assets and total gross loans, the ratios of non-performing assets to total assets and non-performing loans to total gross loans improved by 10 basis points and 26 basis points at March 31, 1997, respectively, when compared with September 30, 1996.

Total deposits at March 31, 1997 were $3.7 billion, an increase of $34.2 million, or 0.9%, from September 30, 1996. Borrowed funds increased by $467.2 million, or 47.8%, to $1.4 billion at March 31, 1997 from $978.0 million at September 30, 1996.

Stockholders' equity increased by $4.8 million, or 0.9%, to $523.9 million at March 31, 1997 from $519.1 million at September 30, 1996. The increase primarily reflects earnings of $24.1 million and $4.0 million related to the Company's stock benefit plans. These increases were partially offset by the purchase of treasury stock, net of shares issued for the exercise of stock options, of $14.8 million, the declaration of $6.7 million in dividends and a decline of $1.8 million, net of tax, in unrealized gains on securities classified as available-for-sale. At March 31, 1997, the Company's ratio of stockholders' equity to total assets was 9.01% and book value per share was $21.62.

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

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.00%. The Bank's liquidity ratio decreased to 7.38% at March 31, 1997 from 9.34% at September 30, 1996. Currently, the Bank maintains a liquidity ratio above the regulatory requirements in accordance with its investment objective of investing in short-term debt securities. Future levels may vary.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The primary investment activity of the Bank is the origination of real estate loans and other loans. During the six months ended March 31, 1997, the Bank originated or purchased real estate loans in the amount of $1.3 billion, including $193.7 million which represents the bulk purchase of loans, and other loans in the amount of $39.2 million. The Bank purchases and originates mortgage-backed securities to maintain its liquidity to meet its funding demand. Purchases and originations of mortgage-backed securities totaled $50.1 million and $322.2 million, respectively, for the six months ended March 31, 1997. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, borrowings under reverse-repurchase agreements, and sales of loans and securities classified as available-for-sale. Other investing activities may include the acquisition of U.S. government securities, federal agency obligations and asset-backed securities.

Liquidity management of the Company is both a daily and long-term component of management's strategy. Excess funds are generally invested in short-term and intermediate-term securities. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of Federal Home Loan Bank ("FHLB") advances and reverse-repurchase agreements. In addition, the Bank may access funds, if necessary, through various lines of credit totaling $150.0 million at March 31, 1997 from the FHLB.

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

REGULATORY CAPITAL POSITION. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 1997, the Bank exceeded each of the three OTS capital requirements, as illustrated on page 17 herein.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996

GENERAL. The Company had net income of $12.1 million and primary and fully diluted EPS of $0.51 for the quarter ended March 31, 1997 ("1997 quarter"). For the quarter ended March 31, 1996 ("1996 quarter"), net income was $11.3 million and primary and fully diluted EPS was $0.46.

NET INTEREST INCOME. Net interest income increased by $2.0 million, or 5.3%, to $40.1 million in the 1997 quarter from $38.1 million in the 1996 quarter. The increase in net interest income is primarily attributable to the $1.2 billion growth of the average real estate loan portfolio in the 1997 quarter compared with the 1996 quarter. This growth was funded by the investment of additional borrowed funds, which on average increased by $838.3 million over the 1996 quarter, and the redeployment of funds previously invested in mortgage-backed securities, which declined on average by $357.5 million from the 1996 quarter. The net interest margin declined to 2.90% in the 1997 quarter from 3.29% in the 1996 quarter primarily due to higher funding costs related to borrowed funds and a flattening of the yield curve which resulted in lower average yields on real estate loans.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was $1.5 million for both the 1997 quarter and 1996 quarter. Non-performing loans decreased by $3.9 million to $51.4 million at March 31, 1997 compared with $55.3 million at March 31, 1996. At March 31, 1997, the ratio of the allowance for possible loan losses to non-performing loans improved by 394 basis points to 66.07% from 62.13% at March 31, 1996. Although management considers the allowance for possible loan losses to be adequate at March 31, 1997, if general economic trends and real estate values were to decline, the level of non-performing loans may increase. Such an increase could result in greater provisions for possible loan losses thereby adversely affecting future operating results.

NON-INTEREST INCOME. Total non-interest income decreased by $0.2 million, or 2.7%, to $8.7 million during the 1997 quarter compared with $8.9 million for the 1996 quarter. The decrease in total non-interest income primarily reflects reductions in the net gains on sale activity and the net gain (loss) on investment in real estate and premises. Net gain on sale activity decreased by $0.2 million to $2.3 million for the 1997 quarter from $2.5 million in the 1996 quarter. This decline reflects the execution of management's strategy of recognizing profits in the available-for-sale portfolios as interest rates fluctuate. This strategy allowed the Company to enhance earnings, increase liquidity and improve its ability to take advantage of higher yielding investments. Net gain (loss) on investment in real estate and premises decreased by $0.2 million to a loss of $0.6 million for the 1997 quarter from $0.4 million for the 1996 quarter primarily due to increased losses on the sale of real estate owned. The effect of these decreases was partially offset by an increase of $0.2 million in total fees and other income in the 1997 quarter due to incremental loan fees and service charges stemming from the growth in the loan portfolio and income from insurance and securities commissions.

NON-INTEREST EXPENSE. Total non-interest expense increased by $1.0 million, or 3.9%, to $27.0 million in the 1997 quarter from $26.0 million in the 1996 quarter. This increase is primarily the result of additional expenditures of $1.2 million for compensation and benefit costs due to greater sales commission expense resulting from increased mortgage origination volume coupled with the June 1996 acquisition of two mortgage origination offices from Fleet Mortgage Company and the August 1996 acquisition of First Home Mortgage of Virginia, Inc. Partially offsetting this increase was a reduction in retirement plan costs arising from benefit plan changes which took effect January 1, 1997. Office occupancy and equipment costs increased $0.8 million primarily resulting from the Company's continued technological investments to improve its information and communication systems and the 1996 acquisitions. Other general and administrative (G&A) expenses increased $0.6 million stemming from the increase in mortgage origination volume and the ongoing legal costs associated with the goodwill litigation (discussed on page 21 herein).The effect of these increases on non-interest expense was partially mitigated by the reduction in federal insurance premiums of $1.5 million due to the recent passage of The Deposit Insurance Funds Act of 1996 ("Act").

PROVISION FOR INCOME TAXES. Income tax expense decreased by $0.1 million, or 1.4%, to $8.2 million in the 1997 quarter from $8.3 million in the 1996 quarter. This decrease is primarily attributable to a 210 basis point reduction in the effective tax rate to 40.2% in the 1997 quarter from 42.3% in the 1996 quarter. The decline in the effective tax rate primarily reflects changes to the New York State and City bad debt deduction regulations. The effect of these change in the rates more than offset the increase in pre-tax income in the 1997 quarter compared with the 1996 quarter.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

GENERAL. The Company had net income of $24.1 million and primary and fully diluted EPS of $1.01 for the six months ended March 31, 1997 ("1997 period"). For the six months ended March 31, 1996 ("1996 period"), net income was $22.9 million and primary and fully diluted EPS was $0.93.

NET INTEREST INCOME. Net-interest income increased by $3.9 million, or 5.0%, to $80.4 million in the 1997 period from $76.5 million in the 1996 period. The increase in net interest income is primarily attributable to the $1.2 billion growth of the average real estate loan portfolio in the 1997 period compared with the 1996 period. This growth was funded by the investment of additional borrowed funds, which on average increased by $691.5 million over the 1996 period, and the redeployment of funds previously invested in mortgage-backed securities, which declined on average by $440.1 million from the 1996 period. The net interest margin declined to 2.98% in the 1997 period from 3.30% in the 1996 period primarily due to higher funding costs related to borrowed funds and a flattening of the yield curve which resulted in lower average yields on real estate loans.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses decreased by $0.1 million, or 3.2%, to $3.0 million in the 1997 period from $3.1 million in the 1996 period. The decrease in the provision reflects slightly lower charge-offs in the 1997 period compared with the 1996 period. This decline coupled with the growth in the gross loan portfolio and total assets contributed to the improvement in the Company's asset quality ratios. The ratio of non-performing loans to total gross loans was 1.44% at March 31, 1997, down from 2.33% at March 31, 1996 and the ratio of non-performing assets to total assets was 1.04% at March 31, 1997, down from 1.31% at March 31, 1996.

NON-INTEREST INCOME. Total non-interest income decreased by $0.7 million, or 3.6%, to $17.5 million during the 1997 period as compared with $18.2 million for the 1996 period. The decrease in total non-interest income primarily reflects the reduction in the net gain (loss) on investment in real estate and premises. Net gain (loss) on investment in real estate and premises decreased by $2.9 million to a loss of $1.1 million for the 1997 period from a gain of $1.8 million in the 1996 period primarily reflecting the sale of investment properties that occurred in the 1996 period. Partially offsetting this decline were the improvements in total fees and other income of $1.2 million and net gains on sale activity of $1.0 million. The increase in total fees and other income was primarily attributable to greater fee income generated by the growth of the loan portfolio and higher income from insurance and securities commissions in the 1997 period. The increase in net gains on sale activity reflects the execution of management's strategy of periodically taking profits in the Company's loan, investment and funding portfolios.

NON-INTEREST EXPENSE. Total non-interest expense increased by $2.6 million, or 5.0%, to $54.5 million in the 1997 period from $51.9 million in the 1996 period. Contributing to this increase were additional expenditures for compensation and benefit costs of $2.1 million, office occupancy and equipment costs of $1.2 million and other G&A expenses of $1.1 million. These expenses increased primarily due to the growth in the mortgage origination volume which has nearly doubled in the 1997 period compared with the 1996 period. Other contributing factors were the appreciation of the Company's common stock and its direct impact on stock-based compensation expense, the 1996 acquisitions discussed earlier and technological improvements. Partially offsetting these increases was the $1.8 million reduction in federal insurance premiums as a result of the Act.

PROVISION FOR INCOME TAXES. Income tax expense decreased by $0.5 million, or 2.7%, to $16.4 million in the 1997 period from $16.9 million in the 1996 period. This decrease is primarily attributable to an 180 basis point reduction in the effective tax rate to 40.6% for the 1997 period from 42.4% for the 1996 period. This reduction is principally the result of changes in the New York State and New York City tax bad debt regulations the effect of which more than offset the increase in pre-tax income.

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 is effective for periods ending after December 15, 1997 and establishes standards for computing and presenting EPS for entities with publicly held common stock and common stock equivalents. The statement simplifies the computations of EPS that were previously found in APB Opinion No. 15 "Earnings Per Share" and replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if all common stock equivalents were converted. This statement requires a reconciliation of the numerator and denominator of the two EPS calculations and the restatement of all prior period EPS data presented after adoption. The Company has not yet determined the impact of SFAS 128 on its financial statements.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 is effective for periods ending after December 15, 1997. The Statement consolidates the disclosure requirements related to an entity's capital structure that were previously contained in APB Opinions No. 10, "Omnibus Opinion-1996," and No. 15 "Earnings Per Share," and Financial Accounting Standards No. 47, "Disclosure of Long Term Obligations." There is no change in disclosure requirements for entities, such as the Company, that were previously subject to these pronouncements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q Report includes forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations and the results discussed in these forward looking statements. Factors that could cause such a difference include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in real estate values, interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the SEC.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the three months ended March 31, 1997 and 1996, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                 ----------------------------------------------------------------------------------

                                                  1997                                      1996
                                 ----------------------------------------  ----------------------------------------
                                                              AVERAGE                                    AVERAGE
                                   AVERAGE                    YIELD\          AVERAGE                     YIELD\
                                   BALANCE       INTEREST      COST           BALANCE        INTEREST      COST
                                 -------------  ------------  -----------  --------------  ------------ -----------
                                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Interest-earning cash
    equivalents                  $     73,877   $       954      5.24 %    $      25,473   $       340      5.37 %
Debt and equity securities
    and FHLB-NY stock, net (1)        211,536         2,988      5.65            255,346         3,505      5.49
Mortgage-backed securities,
    net (1)                         1,768,605        29,509      6.67          2,126,070        36,555      6.88
Real estate loans, net (2)          3,337,036        61,906      7.42          2,101,856        41,349      7.87
Commercial and other loans,
    net (2)                           145,675         3,910     10.74            122,971         3,813     12.40
                                 -------------  ------------  --------     --------------  ------------ ---------
Total interest-earning assets       5,536,729        99,267      7.17          4,631,716        85,562      7.39
Other non-interest-earning
    assets                            264,862                                    266,569
                                 -------------  ------------               --------------  ------------
Total assets                     $  5,801,591   $    99,267                $   4,898,285   $    85,562
                                 =============  ============               ==============  ============

INTEREST BEARING LIABILITIES
Deposits, net                    $  3,707,237   $    38,839      4.25 %    $   3,642,558   $    38,937      4.30 %
Borrowed funds                      1,443,332        20,298      5.70            605,028         8,506      5.65
                                 -------------  ------------  --------     --------------  ------------ ---------
Total interest-bearing
   liabilities                      5,150,569        59,137      4.66          4,247,586        47,443      4.49
Non-interest-bearing
   liabilities                        125,265                                    117,979
                                 -------------                             --------------
Total liabilities                   5,275,834                                  4,365,565
Total stockholders' equity            525,757                                    532,720
                                 -------------  ------------  --------     --------------  ------------ ---------
Total liabilities and
stockholders' equity             $  5,801,591   $    59,137                $   4,898,285   $    47,443
                                 =============  ------------               ==============  ------------
Net interest income/spread (3)                  $    40,130      2.51 %                    $    38,119      2.90 %
                                                ============  ========                     ============ =========

Net interest margin as %
    of interest-earning                                          2.90 %                                     3.29 %
    assets (4)                                                ========                                  =========

Ratio of interest-earning
assets to interest-bearing
    liabilities                                                107.50 %                                   109.04 %
                                                              ========                                  =========

(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $15.0 million and $26.4 million, before tax, from SFAS 115 for the three months ended March 31, 1997 and 1996, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

AVERAGE BALANCE SHEET

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the six months ended March 31, 1997 and 1996, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                        FOR THE SIX MONTHS ENDED MARCH 31,
                                 ---------------------------------------------------------------------------------

                                                  1997                                      1996
                                 ---------------------------------------   ---------------------------------------
                                                               AVERAGE                                   AVERAGE
                                   AVERAGE                     YIELD/         AVERAGE                     YIELD/
                                   BALANCE       INTEREST       COST          BALANCE      INTEREST       COST
                                 -------------  -----------  -----------   -------------  -----------  -----------
                                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Interest-earning cash
    equivalents                  $     66,453   $    1,720      5.19 %     $     31,348   $      859      5.48 %
Debt and equity securities
    and FHLB-NY stock, net (1)        213,439        5,952      5.58            269,061        7,488      5.57
Mortgage-backed securities,
    net (1)                         1,740,582       58,508      6.72          2,180,640       75,251      6.90
Real estate loans, net (2)          3,238,351      121,064      7.48          2,031,683       81,021      7.98
Commercial and other loans,
    net (2)                           143,715        7,993     11.12            118,657        7,670     12.93
                                 -------------  -----------  --------      -------------  -----------  --------
Total interest-earning assets       5,402,540      195,237      7.23          4,631,389      172,289      7.44
Other non-interest-earning
    assets                            284,191                                   260,792
                                 -------------  -----------                -------------  -----------
Total assets                     $  5,686,731   $  195,237                 $  4,892,181   $  172,289
                                 =============  ===========                =============  ===========

INTEREST-BEARING LIABILITIES
Deposits, net                    $  3,728,301   $   78,276      4.21 %     $  3,641,281       78,358      4.30 %
Borrowed funds                      1,294,647       36,575      5.67            603,145       17,401      5.77
                                 -------------  -----------  --------      -------------  -----------  --------
Total interest-bearing
    liabilities                     5,022,948      114,851      4.59          4,244,426       95,759      4.51
Non-interest-bearing
    liabilities                       135,770                                   118,905
                                 -------------                             -------------
Total liabilities                   5,158,718                                 4,363,331
Total stockholders' equity            528,013                                   528,850
                                 -------------  -----------  --------      -------------  -----------  --------
Total liabilities and
stockholders' equity             $  5,686,731   $  114,851                 $  4,892,181   $   95,759
                                 =============  -----------                =============  -----------
Net interest income/spread (3)                  $   80,386      2.64 %                    $   76,530      2.93 %
                                                ===========  ========                     ===========  ========

Net interest margin as %
    of interest-earning                                         2.98 %                                    3.30 %
    assets (4)                                               ========                                  ========

Ratio of interest-earning
assets to interest-bearing                                    107.56 %                                  109.12 %
    liabilities                                              ========                                  ========


(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $15.5 million and $19.9 million, before tax, from SFAS 115 for the six months ended March 31, 1997 and 1996, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                           THREE MONTHS ENDED MARCH 31, 1997        SIX MONTHS ENDED MARCH 31, 1997
                                                      COMPARED TO                             COMPARED TO
                                           THREE MONTHS ENDED MARCH 31, 1996        SIX MONTHS ENDED MARCH 31, 1996
                                                  INCREASE/(DECREASE)                     INCREASE/(DECREASE)
                                          -------------------------------------  --------------------------------------
                                                         DUE TO                                 DUE TO
                                          -------------------------------------  --------------------------------------
                                            VOLUME        RATE         NET         VOLUME         RATE         NET
                                          -----------  -----------  -----------  ------------  -----------  -----------
                                                                         (IN THOUSANDS)
Interest-earning assets:
     Interest-earning cash
         equivalents(1)                   $      622   $       (8)   $     614   $       910   $      (49)   $     861
     Debt and equity securities(2)(3)           (616)          99         (517)       (1,551)          15       (1,536)
     Mortgage-backed securities(3)            (5,992)      (1,054)      (7,046)      (14,836)      (1,907)     (16,743)
     Real estate loans(4)                     23,037       (2,480)      20,557        45,400       (5,357)      40,043
     Commercial and other loans(4)               650         (553)          97         1,484       (1,161)         323
                                          -----------  -----------  -----------    ----------   ----------    ---------
             Total                            17,701       (3,996)      13,705        31,407       (8,459)      22,948
                                          -----------  -----------  -----------  ------------  -----------  -----------

Interest-bearing liabilities:
     Deposits                                    487         (585)         (98)        1,733       (1,815)         (82)
     Borrowed funds                           11,719           73       11,792        19,494         (320)      19,174
                                          -----------  -----------  -----------  ------------  -----------  -----------
             Total                            12,206         (512)      11,694        21,227       (2,135)      19,092
                                          -----------  -----------  -----------  ------------  -----------  -----------
Net change in interest income             $    5,495   $   (3,484)   $   2,011   $    10,180   $   (6,324)   $   3,856
                                          ===========  ===========  ===========  ============  ===========  ===========

(1) Cash equivalents include amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.
(2)  Includes FHLB-NY stock.
(3) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $15.0 million and $26.4 million, before tax, from SFAS 115 for the three months ended March 31, 1997 and 1996, respectively, and $15.5 million and $19.9 million for the six months ended March 31, 1997 and 1996, respectively.
(4) In computing the volume and rate components of net interest income for loans, non-performing loans and loans held for sale have been included.



                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS


                                                     AT OR FOR THE THREE MONTHS             AT OR FOR THE SIX MONTHS
                                                           ENDED MARCH 31,                       ENDED MARCH 31,
                                                  ----------------------------------    ----------------------------------

                                                      1997                1996               1997                1996
                                                  --------------     ---------------    ---------------     ---------------

SELECTED FINANCIAL RATIOS: (A)
Return on average assets ......................          0.84%              0.92%               0.85%              0.94%
Return on average stockholders' equity ........          9.22               8.46                9.11               8.65
Average stockholders' equity to average assets.          9.06              10.88                9.29              10.81
Stockholders' equity to total assets ..........          9.01              10.69                9.01              10.69
Interest rate spread during period.............          2.51               2.90                2.64               2.93
Net interest margin............................          2.90               3.29                2.98               3.30
Operating expenses to average assets...........          1.86               2.12                1.91               2.12
Efficiency ratio (b)...........................         57.16              57.74               57.30              57.76
Average interest-earning assets to average
   interest-bearing liabilities................        107.50             109.04              107.56             109.12
Net interest income to operating expenses .....         1.49x               1.47x              1.48x               1.48x

SELECTED DATA:
Primary earnings per share.....................         $0.51              $0.46               $1.01              $0.93
Weighted average number of shares outstanding
   for primary earnings per share computation..    23,722,564         24,420,626          23,749,765         24,540,013
Fully diluted earnings per share...............         $0.51              $0.46               $1.01              $0.93
Weighted average number of shares outstanding
   for fully diluted earnings per share
   computation.................................    23,722,720         24,471,897          23,752,542         24,623,860
Book value per share...........................        $21.62             $20.79              $21.62             $20.79
Number of shares outstanding for book value per
   share computation...........................    24,228,267         24,858,699          24,228,267         24,858,699
Cash dividends declared per share..............         $0.15              $0.10               $0.30              $0.20
Dividend payout ratio..........................        29.41%              21.74%             29.70%              21.51%


                                                                         AT MARCH 31,
                                                                  ----------------------------

                                                                     1997             1996
                                                                  ------------     -----------

ASSET QUALITY RATIOS:
Non-performing loans to total gross loans....................          1.44%           2.33%
Non-performing assets to total assets........................          1.04            1.31
Allowance for possible loan losses to non-performing loans...         66.07           62.13



REGULATORY CAPITAL AT MARCH 31, 1997 FOR THE LONG ISLAND SAVINGS BANK, FSB:

                                                       REGULATORY                REGULATORY               EXCESS
                                                        CAPITAL                   CAPITAL                 CAPITAL
                                                       REQUIREMENT                 LEVEL                   LEVEL
                                                       -----------                 -----                   -----

                                                     AMOUNT  PERCENT (C)      AMOUNT    PERCENT (C)   AMOUNT    PERCENT (C)
                                                     ------  -----------      ------    -----------   ------    -----------

                                                                       (DOLLARS IN THOUSANDS)

Tangible capital (d).......................       $  86,048    1.50%         $424,120     7.39%       $338,072     5.89%
Core capital (d)...........................         172,095    3.00           424,120     7.39         252,025     4.39
Risk-based capital (e).....................         245,251    8.00           458,073     4.94         212,822     6.94

(a) Ratios for the three and six months ended March 31, 1997 and 1996 were calculated on an annualized basis.
(b) Amount is determined by dividing total general and administrative expense by net interest income (before the provision for possible loan losses) plus total fee income.
(c) Tangible and core capital levels are shown as a percentage of total adjusted assets, as computed based on regulatory guidelines. Risk-based capital levels are shown as a percentage of risk-weighted assets.
(d) This figure represents GAAP capital excluding the effect of SFAS 115, goodwill and a portion of mortgage servicing rights.
(e) The difference between GAAP capital and regulatory risk-based capital represents the exclusion of the effect of SFAS 115, goodwill, a portion of mortgage servicing rights and an addition for the allowance for possible loan losses.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The following is a summary of the Company's provisions and allowance for possible loan losses:

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       MARCH 31,                         MARCH 31,
                                                             ------------------------------    ------------------------------

                                                                1997              1996            1997             1996
                                                             ------------     -------------    ------------    -------------
                                                                                       (In thousands)
Opening allowance.........................................        $33,488          $34,300         $33,912          $34,358

Provision.................................................          1,500            1,500           3,000            3,100

Net charge-offs...........................................         (1,034)          (1,451)         (2,958)          (3,109)
                                                              -------------     ------------    ------------    -------------

Ending allowance..........................................        $33,954          $34,349         $33,954          $34,349
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

                                                                                  MARCH 31,             SEPTEMBER 30,
                                                                                    1997                    1996
                                                                              -------------------    ---------------------

                                                                                      (DOLLARS IN THOUSANDS)

Non-performing loans (1):
Residential:
     One-to-four family....................................................           $39,898                  $39,573
     Co-operative apartments...............................................             1,035                      602
     Home equity...........................................................             1,880                    3,489
     Second mortgage.......................................................                 4                      190
     Multi-family..........................................................               590                      896
                                                                                     --------                 --------
       Total residential ..................................................            43,407                   44,750
Non-residential:
     Commercial real estate................................................             4,069                    4,336
     Construction..........................................................               453                      453
     Land..................................................................               675                      675
                                                                                     --------                 --------
Total real estate loans (2)................................................            48,604                   50,214
Other loans (3)............................................................             2,784                    2,952
                                                                                     --------                 --------
Total non-performing loans.................................................            51,388                   53,166
Real estate owned net (4)..................................................             9,094                    8,155
                                                                                     --------                 --------

Total non-performing assets................................................           $60,482                  $61,321
                                                                                      =======                  =======

Non-performing loans to total gross loans..................................              1.44%                     1.70%
Non-performing assets to total assets......................................              1.04                      1.14
Non-performing assets to total stockholders' equity and
   allowance for possible loan                                                          10.84                     11.09
     losses...........................................
Allowance for possible loan losses to non-performing loans.................             66.07                     63.79
Allowance for possible loan losses to total gross loans....................              0.95                      1.08

(1) All non-performing loans are in non-accrual status. There are no loans 90 days or more past due and still accruing interest (other than education loans which are guaranteed).
(2) Includes loans considered impaired in accordance with SFAS 114 in the amount of $7.4 million at both March 31, 1997 and September 30, 1996 for which there is a related allowance for possible loan losses.
(3) Includes commercial loans considered impaired in accordance with SFAS 114 in the amount of $0.3 million at both March 31, 1997 and September 30, 1996 for which there is a related allowance for possible loan losses.
(4) Included in Investment in real estate on the Consolidated Statements of Financial Condition.

Interest Sensitivity Gap Analysis

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1997, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown to reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Prepayment assumptions ranging from 0% to 15% per year were applied, dependent upon the loan type and coupon. Run-off rate assumptions for passbook savings, statement savings, NOW and money market accounts, in the one year or less category, were 51%, 51%, 40% and 100% respectively, rather than the OTS assumptions which, in the one year or less period, are 17%, 17%, 37% and 79%, respectively. These withdrawal rates and prepayment assumptions are based on assumptions and analyses prepared internally and are used in preparing the Regulatory Thrift Bulletin-13 Report and the quarterly management reports. These assumptions were used rather than the assumptions published by the OTS because management believes they are more indicative of the actual prepayments and withdrawals experienced by the Company. The assumptions do not reflect any increases or decreases in interest rates paid on various categories of deposits (whether by the Company or in general) since March 31, 1997.

                                                   INTEREST RATE SENSITIVITY GAP ANALYSIS
                                                             AT MARCH 31, 1997
                            -----------------------------------------------------------------------------------------------
                                           MORE THAN    MORE THAN     MORE THAN     MORE THAN
                             3 MONTHS      3 MONTHS      6 MONTHS       1 YEAR       3 YEARS      MORE THAN
                              OR LESS     TO 6 MONTHS   TO 1 YEAR     TO 3 YEARS   TO 5 YEARS      5 YEARS        TOTAL
                            ------------  ------------ ------------- ------------- ------------  ------------  ------------
                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets(1):
   Real estate loans (2)    $   246,887   $   752,699  $    495,477  $    818,344  $   493,878   $   571,615   $ 3,378,900
   Commercial loans (2)             249           953           957         2,685        1,240           993         7,077
   Other loans (2)               66,586         4,655         9,921        40,488       18,059        11,664       151,373
   Mortgage-backed
   securities (3)               329,498       281,840       491,279       394,404      142,925        42,205     1,682,151
   Interest-earning
   cash equivalents              93,841          ---           ---           ---           ---           ---        93,841
   Debt and equity
   securities (3)                41,041        17,540        20,700         8,734        9,134        67,820       164,969
   Stock in FHLB-NY                ---           ---           ---           ---           ---        48,724        48,724
                            ------------  ------------ ------------- ------------- ------------  ------------  ------------
    Total
    interest-earning
    assets                      778,102     1,057,687     1,018,334     1,264,655      665,236       743,021     5,527,035
Interest-bearing
liabilities:
   Passbook accounts            119,065        95,049       113,033       103,927       99,597       108,945       639,616
   Statement savings
   accounts                     122,423        97,506       115,952       106,608      102,166       111,751       656,406
   NOW accounts                  36,155         4,671         9,342        37,368       35,811         1,557       124,904
   Checking & demand
   deposit accounts               2,952         1,265         2,530         ---           ---           ---          6,747
   Money market
   accounts                      77,979        14,621        29,242         ---           ---           ---        121,842

   Certificate accounts         482,598       418,801       409,982       487,345      171,387        27,740     1,997,853
   Borrowings                   393,833        38,000        97,400       741,000       75,000       100,000     1,445,233
                            ------------  ------------ ------------- ------------- ------------  ------------  ------------
    Total
    interest-bearing
    liabilities               1,235,005       669,913       777,481     1,476,248      483,961       349,993     4,992,601
                            ------------  ------------ ------------- ------------- ------------  ------------  ------------
Interest sensitivity
gap per period              $  (456,903)   $  387,774  $    240,853  $   (211,593)  $  181,275   $   393,028   $   534,434
                            ============  ============ ============= ============= ============  ============  ============
Cumulative interest
sensitivity gap             $  (456,903)   $  (69,129)  $   171,724  $    (39,869)  $  141,406   $   534,434
                            ============  ============ ============= ============= ============  ============
Cumulative interest
sensitivity gap as a
percentage of total
assets (4)                        (7.86) %      (1.19) %       2.95 %       (0.69) %      2.43 %        9.19 %
Cumulative net
interest-earning
assets as a
percentage of net
interest-bearing
liabilities                       63.00         96.37        106.40         99.04       103.05        110.70

------------------
(1) Excludes non-performing loans, net of unearned discounts and premiums, deferred loan fees, purchase accounting discounts and premiums. (2) For purposes of gap analysis, the allowance for possible loan losses is excluded. (3) Mortgage-backed and debt and equity securities are shown excluding the market value appreciation of $8.6 million, before tax, resulting from SFAS 115. (4) Amounts for fixed rate loans are based on scheduled payment dates and loans for which there is no amortization schedule are included as three months or less.

                           PART II - OTHER INFORMATION
Item 1.        Legal Proceedings

         On August 15, 1989 the Bank filed suit against the United States seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the 1983 assistance agreement ("Assistance Agreement") between the Bank and the Federal Savings and Loan Insurance Corporation pursuant to which the Bank entered into the acquisition of The Long Island Savings Bank of Centereach FSB ("Centereach"). The Assistance Agreement, among other things, provided for the inclusion of supervisory goodwill as an asset on Centereach's balance sheet to be included in capital and amortized over 40 years for regulatory purposes.

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

         On November 1, 1996, the Bank filed a motion for summary judgment on liability. On January 27, 1997 the government filed a response opposing the Bank's motion and cross-moving for summary judgment. On March 4, 1997, the government filed a supplemental filing that alleged certain defenses pertaining to the existence of a contract, whether the government acted inconsistently with any contract, and other issues concerning liability or damages. On April 4, 1997, the Bank filed a reply brief in support of its motion for summary judgment and in opposition to the government's cross-motion for summary judgment. No decision has been rendered on the Bank's motion, or the government cross-motion.

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

         None.

Item 3.        Defaults Upon Senior Securities.

         None.

Item 4.        Submission of Matters to a Vote of Security Holders.

         (a) On February 18, 1997, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three year terms and the ratification of KPMG Peat Marwick LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                               No. of Votes For           No. of Votes Withheld
                                               -----------------------    ------------------------------

1.  Election of Directors
         Clarence M. Buxton.............                 20,970,224                       180,028
         Brian J. Conway................                 20,971,999                       178,253
         Robert J. Conway...............                 20,974,099                       176,153
         Leo J. Waters..................                 20,973,199                       177,053
         Donald D. Wenk.................                 20,974,399                       175,853

         The Directors whose terms continued and the years their terms expire are as follows:
         John J. Conefry, Jr. (1998); Lawrence W. Peters (1999); Bruce Barnet
(1999), Edwin M Canuso (1999); Richard F. Chapdelaine (1998); Frederick DeMatteis (1999); George R. Irvin (1998); Herbert J. McCooey (1999); Robert S. Swanson, Jr. (1999); Dr. James B. Tormey (1998); and Troy J. Baydala (Director Emeritus).

                                                 No. of Votes            No. of Votes            No of Votes
                                                      For                  Against               Abstaining
                                               ------------------    ---------------------    ------------------

2.  Ratification  of KPMG Peat Marwick LLP
as the Company's independent auditors....
                                                    20,023,028                 85,788               41,436


Item 5.        Other Information.
---------------------------------

         NONE.

Item 6.        Exhibits and Reports on Form 8-K.
------------------------------------------------

               (a) Exhibits - The following exhibit is filed as part of this report:

                    Regulation S-K Exhibit Reference Number
                    11. Statement re: Computation of Per Share Earnings (In thousands, except per share data)

                                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             MARCH 31,                          MARCH 31,
                                                                   -------------------------------    -----------------------------

                                                                        1997             1996             1997            1996
                                                                   ---------------    ------------    -------------    ------------

                Net Income .................................            $  12,117       $  11,262        $  24,051       $  22,883
                                                                   ===============    ============    =============    ============

                Total weighted average common shares and
                equivalents outstanding.....................               23,723          24,421           23,750          24,540
                                                                   ===============    ============    =============    ============

                Primary earnings per common share...........            $    0.51      $     0.46       $     1.01      $     0.93
                                                                   ===============    ============    =============    ============

                Total shares for fully dilutive earnings per               23,723          24,472           23,753          24,624
                share.......................................       ===============    ============    =============    ============
                Fully diluted earnings per common share .....           $    0.51      $     0.46       $     1.01      $    $0.93
                                                                   ===============    ============    =============    ============


               (b)  Reports on Form 8-K

               On January 28, 1997, February 18, 1997 and March 25, 1997, the Company filed with the SEC Current Reports on Form 8-K which contained press releases. The January press release announced the Company's earnings for the three months ended December 31, 1996. The February press release announced the appointment of Lawrence
               J. Peters as President and Chief Operating Officer of the Company. The March press release announced the declaration of the Company's tenth consecutive quarterly dividend.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LONG ISLAND BANCORP, INC.

DATED:  5/5/97                          BY:  /s/ John J. Conefry, Jr.
        -------                             -------------------------
                                                 John J. Conefry, Jr.
                                                 Chairman of the Board and Chief
                                                 Executive Officer


DATED:  5/5/97                          BY:   /s/ Mark Fuster
        -------                               ---------------
                                                  Mark Fuster
                                                  Chief Financial Officer