Form 10-Q
period 1997-06-30
LONG ISLAND BANCORP INC
filed 1997-08-13
CIK 916837

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended June 30, 1997.

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

               23,968,303 SHARES WERE OUTSTANDING AS OF JUNE 30, 1997

                               LONG ISLAND BANCORP, INC.
                                      FORM 10-Q
                                        INDEX

PART I - FINANCIAL INFORMATION                                             Page

ITEM 1.        Financial Statements

               Consolidated Statements of Financial Condition at
                   June 30, 1997 and September 30, 1996                       3

               Consolidated Statements of Operations for the three
                   months and nine months ended June 30, 1997 and 1996        4

               Consolidated Statement of Changes in Stockholders' Equity
                    for the nine months ended June 30, 1997                   5

               Consolidated Statements of Cash Flows for the nine months
                    ended June 30, 1997 and 1996                              6

               Notes to the Consolidated Financial Statements             7 - 9

ITEM 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  9 - 22

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings                                             23

ITEM 2.        Changes in Securities                                         23

ITEM 3.        Defaults Upon Senior Securities                               23

ITEM 4.        Submission of Matters to a Vote of Security Holders           24


ITEM 5.        Other Information                                             24

ITEM 6.        Exhibits and Reports on Form 8-K                              24


               Signature Page                                                25


                                   LONG ISLAND BANCORP, INC.
                                          AND SUBSIDIARY
                       Consolidated Statements of Financial Condition
                          (In thousands, except for per share data)
                                                                            JUNE 30,           SEPTEMBER 30,
                                                                              1997                 1996
                                                                       -----------------   ------------------
  ASSETS
Cash and cash equivalents (including interest-earning assets of
$129,513 and $37,357, respectively)                                    $        163,470    $          76,348
Investment in debt and equity securities, net:
      Available-for-sale                                                        144,180              180,650
Mortgage-backed securities, net:
      Held-to-maturity (estimated fair value of
         $20,465 and $21,120, respectively)                                      22,472               23,096
      Available-for-sale                                                      1,698,338            1,717,106
Stock in Federal Home Loan Bank of New York, at cost                             48,724               40,754
Loans held for sale, net                                                         87,639               57,969
Loans receivable held for investment, net:
      Real estate loans, net                                                  3,381,738            2,921,285
      Commercial loans, net                                                       6,381                7,810
      Other loans, net                                                          168,725              145,654
                                                                       -----------------   ------------------
      Loans, net                                                              3,556,844            3,074,749
      Less allowance for possible loan losses                                  (33,623)              (33,912)
                                                                       -----------------   ------------------
      Total loans receivable held for investment, net                         3,523,221            3,040,837
Mortgage servicing rights, net                                                   39,646               29,687
Office properties and equipment, net                                             89,098               89,279
Accrued interest receivable, net                                                 34,580               32,962
Investment in real estate, net                                                   10,340               10,680
Deferred taxes                                                                   17,833               31,207
Excess of cost over fair value of assets acquired                                 5,183                5,265
Prepaid expenses and other assets                                                24,013               27,951
                                                                       -----------------   ------------------
Total assets                                                           $      5,908,737    $       5,363,791
                                                                       =================   ==================

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits                                                         $      3,706,260    $       3,633,010
      Official checks outstanding                                                29,684               49,860
      Borrowed funds                                                          1,514,762              978,023
      Mortgagors' escrow liabilities                                             59,685               64,232
      Accrued expenses and other liabilities                                     66,965              119,572
                                                                       -----------------   ------------------
Total liabilities                                                             5,377,356            4,844,697
Stockholders' equity:
      Preferred stock ($0.01 par value, 5,000,000 shares
       authorized; none issued)                                                    ---                   ---
      Common stock ($0.01 par value,45,000,000 shares authorized;
       26,816,464 shares issued, 23,968,303 and 24,644,157 outstanding,
       respectively)                                                                268                  268
      Additional paid-in capital                                                308,479              304,027
      Unallocated Employee Stock Ownership Plan                                 (18,249)             (19,230)
      Unearned Management Recognition & Retention Plan                           (4,174)              (5,551)
      Unrealized gain on securities available-for-sale, net of tax                9,890                6,633
      Retained income-partially restricted                                      310,688              285,311
      Treasury stock, at cost (2,848,161 and 2,172,307 shares,
       respectively)                                                            (75,521)             (52,364)
                                                                       -----------------   ------------------
Total stockholders'  equity                                                     531,381              519,094
                                                                       -----------------   ------------------
Total liabilities and stockholders' equity                             $      5,908,737    $       5,363,791
                                                                       =================   ==================

See accompanying notes to consolidated financial statements.

                                               LONG ISLAND BANCORP, INC.
                                                     AND SUBSIDIARY
                                          Consolidated Statements of Operations
                                        (In thousands, except for per share data)

                                                                FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                ----------------------------------------------------------
                                                                    1997           1996           1997           1996
                                                                -------------  -------------  -------------  -------------
Interest income:
   Real estate loans                                            $     63,751   $     49,680   $    184,815   $    130,701
   Commercial loans                                                      142            163            472            553
   Other loans                                                         3,987          3,714         11,650         10,994
   Mortgage-backed securities                                         28,869         29,970         87,377        105,221
   Debt and equity securities                                          3,667          4,335         11,339         12,682
                                                                -------------  -------------  -------------  -------------
        Total interest income                                        100,416         87,862        295,653        260,151
                                                                -------------  -------------  -------------  -------------
Interest expense:
   Deposits                                                           39,941         38,427        118,217        116,785
   Borrowed funds                                                     20,426         10,296         57,001         27,697
                                                                -------------  -------------  -------------  -------------
        Total interest expense                                        60,367         48,723        175,218        144,482
                                                                -------------  -------------  -------------  -------------
        Net interest income                                           40,049         39,139        120,435        115,669
Provision for possible loan losses                                     1,500          1,600          4,500          4,700
                                                                -------------  -------------  -------------  -------------
        Net interest income after provision for possible
        loan losses                                                   38,549         37,539        115,935        110,969
                                                                -------------  -------------  -------------  -------------
Non-interest income:
   Fees and other income:
      Loan fees and service charges                                      764            837          2,659          2,273
      Loan servicing fees                                              2,417          3,058          8,907          9,215
      Income from insurance and securities commissions                   655            442          1,753          1,240
      Deposit service fees                                             1,275          1,463          4,216          4,419
                                                                -------------  -------------  -------------  -------------
        Total fee income                                               5,111          5,800         17,535         17,147
      Other income                                                       699            968          2,558          2,668
                                                                -------------  -------------  -------------  -------------
        Total fees and other income                                    5,810          6,768         20,093         19,815
                                                                -------------  -------------  -------------  -------------
   Net gains on sale activity:
      Net gains on loans and mortgage-backed securities                3,087          2,195          7,325          5,317
      Net gains on investment in debt and equity securities              236            169            334            428
                                                                -------------  -------------  -------------  -------------
        Total net gains on sale activity                               3,323          2,364          7,659          5,745
   Net gain (loss) on investment in real estate and premises             765          1,098          (293)          2,862
                                                                -------------  -------------  -------------  -------------
        Total non-interest income                                      9,898         10,230         27,459         28,422

Non-interest expense:
   General and administrative expense:
      Compensation, payroll taxes and fringe benefits                 15,000         14,255         43,988         41,157
      Advertising                                                      1,218          1,836          3,562          4,267
      Office occupancy and equipment                                   5,761          5,223         16,724         14,952
      Federal insurance premiums                                         792          2,292          3,474          6,768
      Other general and administrative expense                         5,261          4,888         14,556         13,094
                                                                -------------  -------------  -------------  -------------
        Total general and administrative expense                      28,032         28,494         82,304         80,238
   Amortization of excess of cost over fair value of assets
   acquired                                                              125             63            343            190
                                                                -------------  -------------  -------------  -------------
        Total non-interest expense                                    28,157         28,557         82,647         80,428
                                                                -------------  -------------  -------------  -------------
Income before income taxes                                            20,290         19,212         60,747         58,963
Provision for income taxes                                             7,864          7,918         24,271         24,786
                                                                -------------  -------------  -------------  -------------
Net income                                                      $     12,426   $     11,294   $     36,476   $     34,177
                                                                =============  =============  =============  =============

Primary earnings per common share                               $       0.53   $       0.47   $       1.54   $       1.40
                                                                =============  =============  =============  =============

Fully diluted earnings per common share                         $       0.53   $       0.47   $       1.54   $       1.40
                                                                =============  =============  =============  =============

See accompanying notes to consolidated financial statements.

                                              LONG ISLAND BANCORP, INC.
                                                    AND SUBSIDIARY
                                  Consolidated Statement of Changes In Stockholders' Equity
                                           Nine Months Ended June 30, 1997
                                          (In thousands, except share data)

                                                      UNALLOCATED    UNEARNED     UNREALIZED
                                                     EMPLOYEE     MANAGEMENT     GAIN ON     RETAINED
                                        ADDITIONAL     STOCK      RECOGNITION   SECURITIES   INCOME -
                               COMMON    PAID-IN     OWNERSHIP    & RETENTION   AVAILABLE    PARTIALLY     TREASURY
                               STOCK     CAPITAL       PLAN          PLAN        FOR SALE    RESTRICTED     STOCK      TOTAL
                              --------  ----------   -----------  -----------  -----------  -----------   ----------  ---------

Balance at September 30,
 1996                        $     268  $  304,027   $  (19,230)  $   (5,551)  $     6,633   $  285,311   $ (52,364)  $ 519,094

Net income                                                                                       36,476                  36,476

Allocation/amortization
 of ESOP and MRP stock and
 related tax benefits                        2,887          981        1,377                                              5,245

Change in unrealized
 gains on securities
 available-for-sale,
 net of taxes                                                                        3,257                               3,257

Dividends                                                                                      (10,043)                (10,043)

Repurchase of common stock
 (732,400 shares) net
 of exercise of stock
 options (56,646 shares)
 and related tax benefits                   1,565                                                (1,056)    (23,157)    (22,648)

                            ---------  -----------   -----------  ------------  ------------  ----------  ----------  ----------
Balance at June 30, 1997    $     268  $   308,479   $  (18,249)  $    (4,174) $      9,890   $  310,688  $ (75,521)  $  531,381
                            =========  ===========   ===========  ============  ============  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.


                                           LONG ISLAND BANCORP, INC.
                                                AND SUBSIDIARY
                                    Consolidated Statements of Cash Flows
                                                (In thousands)
                                                                                               For the Nine Months Ended
                                                                                                        June 30,
                                                                                          -----------------------------------
                                                                                               1997                  1996
                                                                                          --------------       --------------
Operating activities:
  Net income                                                                           $        36,476        $      34,177
  Adjustments to reconcile net income to net cash (used)  provided by operating activities:
  Provision for possible loan losses                                                             4,500                4,700
  Write-off of real estate owned and investment in real estate                                     420                  298
  Gains on sale of real estate owned and investment in real estate                               (220)                 (200)
  Depreciation and amortization                                                                 11,904                7,626
  Amortization of premiums, net of discount accretion-debt, equity and
   mortgage-backed securities                                                                      ---                1,840
  Accretion of discounts, net of amortization of premiums-purchase accounting &                    549                 (976)
   goodwill amortization
  Employee Stock Ownership Plan/Management Recognition & Retention Plan expense                  4,914                5,305
  Gains on sales of loans and mortgage-backed securities, net                                   (7,325)              (5,317)
  Originations of loans held-for-sale, net of proceeds from sales                              (33,118)             (33,283)
  Gains on sales of debt and equity securities, net                                               (334)                (428)
  Increase in accrued interest receivable                                                       (1,618)                (812)
  (Decrease) increase in accrued and other liabilities                                         (53,811)              36,492
  Decrease in official checks outstanding                                                      (20,176)             (10,590)
  Decrease (increase) in prepaid expenses, deferred taxes and other assets                      17,645              (11,113)
  Net decrease in unearned income                                                               (8,113)              (7,219)
                                                                                            --------------       --------------
     Net cash (used) provided by operating activities                                          (48,307)              20,500
                                                                                            --------------       --------------
Investing activities:
  Proceeds from sales of debt and equity securities, available-for-sale                         21,046               82,207
  Proceeds from sales of mortgage-backed securities, available-for-sale                        372,993              345,564
  Proceeds from maturities of and principal payments on debt and equity
    securities                                                                                 127,609              317,919
  Principal payments on mortgage-backed securities                                             250,991              473,586
  Purchases of debt and equity securities, available-for-sale                                 (110,043)            (394,852)
  Purchases of Federal Home Loan Bank Stock                                                     (7,970)              (5,622)
  Purchases of mortgage-backed securities, available-for-sale                                  (50,015)            (154,154)
  Originations and purchases of loans held-for-investment, net of principal
   payments                                                                                 (1,038,790)            (916,321)
  Proceeds from sale of real estate owned, office properties and equipment                       7,988               10,694
  Purchases of office properties and equipment                                                  (6,791)             (11,467)
  Purchase of mortgage servicing rights                                                         (4,045)              (5,618)
                                                                                           --------------       --------------
     Net cash used by investing activities                                                    (437,027)            (258,064)
                                                                                           --------------       --------------
Financing activities:
  Net decrease in demand deposits, NOW accounts and savings accounts                           (38,424)             (27,485)
  Net decrease  in mortgagors' escrow accounts                                                  (4,547)             (26,826)
  Net increase in certificates of deposit                                                      111,674               85,113
  Cost to repurchase common stock                                                              (24,016)             (34,409)
  Proceeds from the exercise of stock options                                                      682                  812
  Cash dividends paid on common stock                                                           (9,652)              (7,528)
  Net decrease in short-term borrowings                                                       (275,600)            (210,000)
  Net increase in long-term borrowings                                                         812,339              477,156
                                                                                            --------------       --------------
     Net cash provided by financing activities                                                 572,456              256,833
                                                                                            --------------       --------------
     Increase in cash and cash equivalents                                                      87,122               19,269
     Cash and cash equivalents at the beginning of the period                                   76,348               67,410
                                                                                           --------------       --------------
     Cash and cash equivalents at the end of the period                                  $     163,470        $      86,679
                                                                                           ==============       ==============
Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
     Interest on deposits and borrowed funds                                             $     172,039        $     144,685
                                                                                            ==============       ==============
     Income taxes                                                                        $      18,844        $      16,310
                                                                                            ==============       ==============
   Non-cash investing activity:
     Additions to real estate owned, net                                                 $       7,665        $       6,850
                                                                                            ==============       ==============
     Securitization of loans                                                             $     547,484        $     109,415
                                                                                            ==============       ==============
     SFAS 115 Transfer                                                                   $         ---        $      11,713
                                                                                            ==============       ==============

See accompanying notes to consolidated financial statements.

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

         The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's interim financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and of income and expenses for the periods presented in the statements of operations. The results of operations for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

2.       Earnings Per Share of Common Stock

         Earnings per share ("EPS") is determined by dividing net income for the period by the weighted average number of common shares outstanding during the same period. Primary EPS includes in the calculation of common shares outstanding the common stock equivalents related to shares issuable under the Company's stock benefit plans that have a dilutive effect while fully diluted EPS includes the common stock equivalents that have the maximum dilutive effect. The weighted average number of shares outstanding for primary and fully diluted EPS calculations for the three months and nine months ended June 30, 1997 and 1996 are presented on page 18 herein.

3.       Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.

4.       Accounting Changes

         Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. SFAS 123 covers transactions with employees and non-employees and is applicable to both public and non-public entities.

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


5.       Recent Developments

         On June 24, 1997, the Company declared a quarterly cash dividend of $0.15 per common share. This is the eleventh consecutive quarterly dividend paid by Long Island Bancorp, Inc. The dividend is payable on August 14, 1997 to shareholders of record at the close of business on July 16, 1997.

         Under the fourth stock repurchase program announced in April 1997, the Company has repurchased 170,000 shares of Long Island Bancorp common stock for $5.7 million. Under this new program, the Company is authorized to repurchase up to 1.0 million shares over the next two years.

         On May 27, 1997 the Bank established a medium-term note program which will provide additional funding and flexibility. The Bank obtained an investment grade rating which may permit borrowing at favorable rates under this program compared with other funding alternatives. The medium-term notes will bear interest at either a fixed or floating rate, have maturities ranging from nine months to 30 years from their respective dates of issue and the aggregate principal amount will not exceed $1.0 billion. During the quarter ended June 30, 1997, the Bank issued a five year medium-term note in the amount of $300.0 million and simultaneously entered into an interest rate swap agreement.


Item 2.  Management's Discussion and Analysis

General

The Company was incorporated in the State of Delaware in December 1993 at the direction of the Board of Directors of the Bank for the purpose of becoming a holding company to own all of the outstanding capital stock of the Bank upon its conversion from a mutual to a stock form of organization. The mutual-to-stock conversion was completed on April 14, 1994.



Financial Condition

Total assets at June 30, 1997 were $5.9 billion, an increase of $544.9 million, or 10.2%, from $5.4 billion at September 30, 1996. The increase in assets is principally due to an increase in net loans receivable held for investment of $482.4 million, or 15.9%, to $3.5 billion at June 30, 1997 from $3.0 billion at September 30, 1996. Further contributing to the growth in assets was the increase in cash and cash equivalents of $87.2 million to $163.5 million at June 30, 1997 from $76.3 million at September 30, 1996. Partially offsetting these increases were reductions in investment in debt and equity securities of $36.5 million, or 20.2%, to $144.2 million at June 30, 1997 from $180.7 million at September 30, 1996 and a decline in mortgage-backed securities of $19.4 million, or 1.1%, to $1.7 billion at June 30, 1997.

Non-performing assets decreased by $0.2 million, to $61.1 million at June 30, 1997 from $61.3 million at September 30, 1996, reflecting a $0.3 million decrease in real estate owned partially offset by a $0.1 million increase in non-performing loans. The ratios of non-performing assets to total assets and non-performing loans to total gross loans improved by 11 basis points to 1.03% and 23 basis points to 1.47% at June 30, 1997, respectively, when compared with September 30, 1996.

Total deposits at June 30, 1997 were $3.7 billion, an increase of $73.3 million, or 2.0%, from $3.6 billion at September 30, 1996. Borrowed funds increased by $536.7 million, or 54.9%, to $1.5 billion at June 30, 1997 from $978.0 million at September 30, 1996 as the Company continues to leverage its capital base. This increase includes a $300.0 million five year medium-term fixed rate note issued under the Bank's $1.0 billion medium-term note program. The medium-term note bears a fixed interest rate per annum of 7%, which is payable on March 15 and September 15.

Stockholders' equity increased by $12.3 million, or 2.4%, to $531.4 million at June 30, 1997 from $519.1 million at September 30, 1996. The increase primarily reflects earnings of $36.5 million, an increase in unrealized gains on securities classified as available-for-sale, net of tax, of $3.2 million and $5.2 million related to the Company's stock benefit plans. These increases were partially offset by the purchase of treasury stock, net of shares issued for the exercise of stock options, of $22.6 million and the declaration of $10.0 million in dividends. At June 30, 1997, the Company's ratio of stockholders' equity to total assets was 8.99% and book value per share was $22.17.

Liquidity, Regulatory Capital and Capital Resources

General. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, retained income, borrowings under reverse-repurchase agreements, a funding note issued in June 1996 and a medium-term note issued in June 1997. The funding note is collateralized by a pool of adjustable rate residential mortgage loans where payments of principal and interest are paid monthly based on the scheduled payments due on the underlying loans. Proceeds from the sale of securities and loans are also a source of funding. While maturities and scheduled amortization of loans and mortgage-backed securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.00%. The Bank's liquidity ratio decreased to 8.16% at June 30, 1997 from 9.34% at September 30, 1996. Currently, the Bank maintains a liquidity ratio above the regulatory requirements in accordance with its investment objective of investing in short-term debt securities. Future levels may vary.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The primary investment activity of the Bank is the origination of real estate loans and other loans. During the nine months ended June 30, 1997, the Bank originated or purchased real estate loans and other loans in the amount of $2.1 billion, including $221.9 million which represents the bulk purchases of loans. The Bank purchases and originates mortgage-backed securities to maintain its liquidity to meet its funding demand. Purchases and originations of mortgage-backed securities totaled $50.1 million and $547.5 million, respectively, for the nine months ended June 30, 1997. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, borrowings, and sales of loans and securities classified as available-for-sale. Other investing activities may include the acquisition of U.S. government securities, federal agency obligations and asset-backed securities.

Liquidity management of the Company is both a daily and long-term component of management's strategy. Excess funds are generally invested in short-term and intermediate-term securities. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of Federal Home Loan Bank ("FHLB") advances, reverse-repurchase agreements and additional borrowings of $700.0 million under the medium-term note program. In addition, the Bank may access funds, if necessary, through various lines of credit totaling $150.0 million at June 30, 1997 from the FHLB.

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

Regulatory Capital Position. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 1997, the Bank exceeded each of the three OTS capital requirements, as illustrated on page 18 herein.

Comparison of Operating Results for the Three Months Ended June 30,1997 and 1996

General. The Company had net income of $12.4 million and primary and fully diluted EPS of $0.53 for the quarter ended June 30, 1997 ("1997 quarter"). For the quarter ended June 30, 1996 ("1996 quarter"), net income was $11.3 million and primary and fully diluted EPS was $0.47.

Net Interest Income. Net interest income increased by $0.9 million, or 2.3%, to $40.0 million in the 1997 quarter from $39.1 million in the 1996 quarter. The increase in net interest income is attributable to the $870.3 million growth of the average real estate loan portfolio to $3.4 billion at June 30, 1997 compared with $2.6 billion at June 30, 1996. This growth was funded by the investment of additional borrowed funds, which on average increased by $693.0 million over the 1996 quarter, an increase in average deposits of $58.8 million from the 1996 quarter and the redeployment of funds previously invested in mortgage-backed securities, which declined on average by $41.1 million from the 1996 quarter. The net interest margin declined to 2.88% in the 1997 quarter from 3.29% in the 1996 quarter primarily due to additional leveraging of the Company's capital base resulting in higher funding costs and a flattening of the yield curve which resulted in lower average yields on real estate loans.

Provision for Possible Loan Losses. The provision for possible loan losses was reduced by $0.1 million to $1.5 million for the 1997 quarter from $1.6 million for the 1996 quarter. Non-performing loans increased to $53.3 million at June 30, 1997 from $52.9 million at June 30, 1996. At June 30, 1997, the ratio of the allowance for possible loan losses to non-performing loans declined marginally to 63.10% from 64.50% at June 30, 1996. Although management considers the allowance for possible loan losses to be adequate at June 30, 1997, if general economic trends and real estate values were to decline, the level of non-performing loans may increase. Such an increase could result in greater provisions for possible loan losses thereby adversely affecting future operating results.

Non-Interest Income. Total non-interest income decreased by $0.3 million, or 3.2%, to $9.9 million during the 1997 quarter compared with $10.2 million for the 1996 quarter. The decline is attributable to reductions of $0.7 million in total fee income, $0.3 million in other income and $0.3 million in net gains on investment in real estate and premises, partially offset by an increase in net gains of $1.0 million on the sale of assets. Loan service fee income decreased $0.7 million to $2.4 million during the 1997 quarter from $3.1 million in the 1996 quarter due to declining balances of home equity loans previously securitized. Other income declined $0.3 million, or 27.8%, to $0.7 million during the 1997 quarter from $1.0 million in the 1996 quarter as a result of lower income from secondary marketing activities. Net gains on investments in real estate and premises decreased by $0.3 million to $0.8 million in the 1997 quarter from $1.1 million in the 1996 quarter primarily from the decline in rental income related to investment properties sold during 1996.

Non-Interest Expense. Total non-interest expense decreased by $0.4 million, or 1.4%, to $28.2 million in the 1997 quarter from $28.6 million in the 1996 quarter. This change was primarily due to the reduction in federal insurance premiums of $1.5 million resulting from recent BIF/SAIF legislation and a reduction in advertising expense of $0.6 million. The effect of these decreases was partially offset by an increase of $0.7 million in compensation expense, reflecting the Company's 1996 acquisitions of mortgage origination offices of Fleet Mortgage Company and First Home Mortgage of Virginia, Inc., and an increase of $0.5 million in office occupancy and equipment costs, stemming from the Company's continued technological investments to improve its information and communication systems. Other general and administrative (G&A) expenses increased $0.4 million stemming from the increase in mortgage origination volume for the 1997 quarter compared with the 1996 quarter.

Provision for Income Taxes. Income tax expense remained constant at $7.9 million due to the decline in the effective rate to 38.8% for the 1997 quarter from 41.2% for the 1996 quarter. The decline in the effective tax rate primarily reflects changes in the New York State and New York City bad debt regulations, the effect of which more than offset the $1.1 million increase in pre-tax income.


Comparison of Operating Results for the Nine Months Ended June 30, 1997 and 1996

General. The Company had net income of $36.5 million and primary and fully diluted EPS of $1.54 for the nine months ended June 30, 1997 ("1997 period"). For the nine months ended June 30, 1996 ("1996 period"), net income was $34.2 million and primary and fully diluted EPS was $1.40.

Net Interest Income. Net-interest income increased by $4.7 million, or 4.1%, to $120.4 million in the 1997 period from $115.7 million in the 1996 period. The increase in net interest income is primarily attributable to the $1.1 billion growth of the average real estate loan portfolio in the 1997 period compared with the 1996 period. This growth was funded by the investment of additional borrowed funds, which on average increased by $692.1 million over the 1996 period, and the redeployment of funds previously invested in mortgage-backed securities, which declined on average by $307.6 million from the 1996 period. The net interest margin declined to 2.94% in the 1997 period from 3.30% in the 1996 period primarily due to a flattening of the yield curve which resulted in lower average yields on real estate loans and mortgage-backed securities.

Provision for Possible Loan Losses. The provision for possible loan losses decreased by $0.2 million, or 4.3%, to $4.5 million in the 1997 period from $4.7 million in the 1996 period. The decrease in the provision reflects slightly lower charge-offs in the 1997 period compared with the 1996 period. The ratio of non-performing loans to total gross loans was 1.47% at June 30, 1997, down from 1.81% at June 30, 1996 and the ratio of non-performing assets to total assets was 1.03% at June 30, 1997, down from 1.16% at June 30, 1996.

Non-Interest Income. Total non-interest income decreased by $1.0 million, or 3.4%, to $27.4 million during the 1997 period as compared with $28.4 million in the 1996 period. The principal component of the decline was the reduction of $3.2 million in net gains on investment in real estate and premises, reflecting the sale of investment properties that occurred in the 1996 period. Partially offsetting this decline was an increase of $1.9 million in net gains on asset sales, reflecting the execution of management's strategy of periodically taking profits in the Company's loan, investment and funding portfolios, an increase of $0.5 million in income from insurance and securities commissions and an increase of $0.4 million in loan fees and service charges. The increase in insurance and securities commissions reflects market conditions and the culmination of the Company's efforts that began in 1995 to provide a broad range of diversified financial products and services to its customers. Loan fees and service charges were generated by increased mortgage origination volume for the 1997 period.

Non-Interest Expense. Total non-interest expense increased by $2.2 million, or 2.8%, to $82.6 million in the 1997 period from $80.4 million in the 1996 period. Contributing to this increase were additional expenditures for compensation and benefit costs of $2.8 million, office occupancy and equipment costs of $1.8 million and other G&A expenses of $1.5 million. These expenses increased primarily due to the 1996 acquisitions previously discussed and the Company's investment in technological improvements. Partially offsetting these increases was a $3.3 million reduction in federal insurance premiums as a result of the recent BIF/SAIF legislation and a reduction of $0.7 million in advertising costs.

Provision for Income Taxes. Income tax expense decreased by $0.5 million, or 2.1%, to $24.3 million in the 1997 period from $24.8 million in the 1996 period. This decrease is primarily attributable to a 200 basis point reduction in the effective tax rate to 40.0% for the 1997 period from 42.0% for the 1996 period. This reduction is principally the result of changes in the New York State and New York City tax bad debt regulations the effect of which more than offset the $1.8 million increase in pre-tax income.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The statement establishes standards for reporting and display of comprehensive income and its components. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined the impact of SFAS 130 on its financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company has not yet determined the impact of SFAS 131 on its financial statements.



Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q Report includes forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations and the results discussed in these forward looking statements. Factors that could cause such a difference include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in real estate values, interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the SEC.

Average Balance Sheet

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the three months ended June 30, 1997 and 1996, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                 -----------------------------------------------------------------------------------------
                                                   1997                                          1996
                                 ------------------------------------------   --------------------------------------------
                                                               AVERAGE                                        AVERAGE
                                   AVERAGE                      YIELD\           AVERAGE                       YIELD\
                                   BALANCE       INTEREST        COST            BALANCE       INTEREST         COST
                                 -------------  ------------  -------------   -------------- ------------  ---------------

                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Interest-earning cash
    equivalents                  $     57,452   $       789         5.50 %    $      36,134  $       471          5.24 %
Debt and equity securities
    and FHLB-NY stock, net (1)        199,213         2,878         5.78            272,201        3,864          5.68
Mortgage-backed securities,net(1)   1,725,124        28,869         6.69          1,766,240       29,970          6.79
Real estate loans, net (2)          3,428,548        63,751         7.44          2,558,200       49,680          7.77
Commercial and other loans,net(2)     150,068         4,129        11.01            129,150        3,877         12.01
                                 -------------  ------------  -----------     -------------- ------------  ------------
Total interest-earning assets       5,560,405       100,416         7.22          4,761,925       87,862          7.38
Other non-interest-earning assets     210,194                                       269,453
                                 -------------  ------------                  -------------- ------------
Total assets                     $  5,770,599   $   100,416                   $   5,031,378  $    87,862
                                 =============  ============                  ============== ============

INTEREST BEARING LIABILITIES
Deposits, net                    $  3,723,610   $    39,941         4.30 %    $   3,664,799  $    38,427          4.22 %
Borrowed funds                      1,420,092        20,426         5.77            727,132       10,296          5.70
                                 -------------  ------------  -----------     -------------- ------------  ------------
Total interest-bearing liabilities  5,143,702        60,367         4.71          4,391,931       48,723          4.46

Non-interest-bearing liabilities       99,339                                       120,721
                                 -------------                                --------------
Total liabilities                   5,243,041                                     4,512,652
Total stockholders' equity            527,558                                       518,726
                                 -------------  ------------  -----------     -------------- ------------  ------------
Total liabilities and
stockholders' equity             $  5,770,599   $    60,367                   $   5,031,378  $    48,723
                                 =============  ------------                  ============== ------------
Net interest income/spread (3)                  $    40,049         2.51 %                   $    39,139          2.92 %
                                                ============  ===========                    ============  ============
Net interest margin as %
    of interest-earning assets (4)                                 2.88 %                                         3.29 %
                                                              ===========                                  ============
Ratio of interest-earning
assets to interest-bearing liabilities                           108.10 %                                       108.42 %
                                                              ===========                                  ============




(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $12.1 million and $7.6 million, before tax,from SFAS 115 for the three months ended June 30, 1997 and 1996, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing iabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

Average Balance Sheet

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the nine months ended June 30, 1997 and 1996, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                          FOR THE NINE MONTHS ENDED JUNE 30,
                                 -------------------------------------------------------------------------------------
                                                   1997                                       1996
                                 -----------------------------------------  ------------------------------------------
                                                              AVERAGE                                     AVERAGE
                                   AVERAGE                    YIELD/           AVERAGE                     YIELD/
                                   BALANCE       INTEREST      COST            BALANCE       INTEREST       COST
                                 -------------  -----------  -------------  --------------  -----------  -------------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Interest-earning cash
    equivalents                  $     63,453   $    2,509        5.28 %    $      32,938   $    1,330         5.39 %
Debt and equity securities
    and FHLB-NY stock, net (1)        208,697        8,830        5.64            270,104       11,352         5.60
Mortgage-backed securities,net(1)  1,735,430        87,377        6.71          2,043,011      105,221         6.87
Real estate loans, net (2)          3,301,750      184,815        7.46          2,206,548      130,701         7.90
Commercial and other loans,net(2)     145,833       12,122       11.08            122,142       11,547        12.61
                                 -------------  -----------  ----------     --------------  -----------  -----------
Total interest-earning assets       5,455,163      295,653        7.23          4,674,743      260,151         7.42
Other non-interest-earning assets     259,526                                     263,668
                                 -------------  -----------                 --------------  -----------
Total assets                     $  5,714,689   $  295,653                  $   4,938,411   $  260,151
                                 =============  ===========                 ==============  ===========

INTEREST-BEARING LIABILITIES
Deposits, net                    $  3,726,737   $  118,217        4.24 %    $   3,649,092      116,785         4.27 %
Borrowed funds                      1,336,462       57,001        5.70            644,324       27,697         5.74
                                 -------------  -----------  ----------     --------------  -----------  -----------
Total interest-bearing liabilities  5,063,199      175,218        4.63          4,293,416      144,482         4.50
Non-interest-bearing liabilities      123,628                                     119,507
                                 -------------                              --------------
Total liabilities                   5,186,827                                   4,412,923
 Total stockholders' equity           527,862                                     525,488
                                 -------------  -----------  ----------     --------------  -----------  -----------
Total liabilities and
stockholders' equity             $  5,714,689   $  175,218                  $   4,938,411   $  144,482
                                 =============  -----------                 ==============  -----------
Net interest income/spread (3)                  $  120,435        2.60 %                    $  115,669         2.92 %
                                                ===========  ==========                     ===========  ===========
Net interest margin as %
    of interest-earning assets (4)                                2.94 %                                       3.30 %
                                                             ==========                                  ===========
Ratio of interest-earning
assets to interest-bearing liabilities                          107.74 %                                     108.88 %
                                                             ==========                                  ===========




(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $14.7 million and $15.8 million, before tax,from SFAS 115 for the nine months ended June 30, 1997 and 1996, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                  THREE MONTHS ENDED JUNE 30, 1997            NINE MONTHS ENDED JUNE 30, 1997
                                                            COMPARED TO                                 COMPARED TO
                                                  THREE MONTHS ENDED JUNE 30, 1996            NINE MONTHS ENDED JUNE 30, 1996
                                                        INCREASE/(DECREASE)                         INCREASE/(DECREASE)
                                              -----------------------------------------   -----------------------------------------
                                                               DUE TO                                      DUE TO
                                              -----------------------------------------   -----------------------------------------
                                                VOLUME          RATE           NET          VOLUME         RATE            NET
                                              ------------  -------------  ------------   ------------  ------------   ------------
                                                                                 (IN THOUSANDS)
Interest-earning assets:
    Interest-earning cash
         equivalents(1)                       $       293   $         25   $       318    $     1,206   $      (27)   $  1,179
     Debt and equity securities(2)(3)              (1,054)            68          (986)        (2,598)          76      (2,522)
     Mortgage-backed securities(3)                   (692)          (409)       (1,101)       (15,533)      (2,311)    (17,844)
     Real estate loans(4)                          16,264         (2,193)       14,071         61,662       (7,548)     54,114
     Commercial and other loans(4)                    594           (342)          252          2,073       (1,498)        575
                                              ------------  -------------  ------------    -----------    ----------  ----------
             Total                                 15,405         (2,851)       12,554         46,810      (11,308)     35,502
                                              ------------  -------------  ------------   ------------  ------------  ----------

Interest-bearing liabilities:
     Deposits                                         671            843         1,514          2,392         (960)       1,432
     Borrowed funds                                 9,993            137        10,130         29,496         (192)      29,304
                                              ------------  -------------  ------------   ------------  ------------   ---------
             Total                                 10,664            980        11,644         31,888       (1,152)      30,736
                                              ------------  -------------  ------------   ------------  ------------   ---------
Net change in interest income                 $     4,741   $     (3,831)   $      910    $    14,922   $  (10,156)    $  4,766
                                              ============  =============  ============   ============  ============   =========


(1) Cash equivalents include amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.
(2) Includes FHLB-NY stock.
(3) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $12.1 million and $7.6 million, before tax,from SFAS 115 for the three months ended June 30, 1997 and 1996, respectively,and $14.7 million and $15.8 million for the nine months ended June 30,1997 and 1996, respectively.
(4) In computing the volume and rate components of net interest income for loans, non-performing loans and loans held for sale have been included.



                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS


                                                     At or for the Three Months             At or for the Nine Months
                                                           Ended June 30,                        Ended June 30,
                                                  ----------------------------------    ----------------------------------
                                                      1997                1996               1997                1996
                                                  --------------     ---------------    ---------------     ---------------

Selected Financial Ratios: (a)
Return on average assets ......................          0.86%              0.90%               0.85%              0.92%
Return on average stockholders' equity ........          9.42               8.71                9.21               8.67
Average stockholders' equity to average assets.          9.14              10.31                9.24              10.64
Stockholders' equity to total assets ..........          8.99               9.99                8.99               9.99
Interest rate spread during period.............          2.51               2.92                2.60               2.92
Net interest margin............................          2.88               3.29                2.94               3.30
Operating expenses to average assets...........          1.94               2.27                1.92               2.17
Efficiency ratio (b)...........................         61.13              62.21               58.57              59.36
Average interest-earning assets to average
interest-bearing liabilities...................        108.10             108.42              107.74             108.88
Net interest income to operating expenses .....         1.43x               1.37x              1.46x               1.44x

Selected Data:
Primary earnings per share.....................         $0.53              $0.47               $1.54              $1.40
Weighted average number of shares outstanding
 for primary earnings per share computation....    23,421,889         23,979,330          23,640,550         24,356,153
Fully diluted earnings per share...............         $0.53              $0.47               $1.54              $1.40
Weighted average number of shares outstanding
 for fully diluted earnings per share computation  23,444,963         24,029,679          23,678,479         24,462,925
Book value per share...........................        $22.17             $21.03              $22.17             $21.03
Number of shares outstanding for book value per
   share computation...........................    23,968,303         24,805,349          23,968,303         24,805,349
Cash dividends declared per share..............         $0.15              $0.10               $.045              $0.30
Dividend payout ratio..........................        28.30%              21.28%             29.22%              21.43%

                                                                          At June 30,
                                                                  ----------------------------

                                                                     1997             1996
                                                                  ------------     -----------

Asset Quality Ratios:
Non-performing loans to total gross loans....................          1.47%           1.81%
Non-performing assets to total assets........................          1.03            1.16
Allowance for possible loan losses to non-performing loans...         63.10           64.50


Regulatory Capital at June 30, 1997 for The Long Island Savings Bank, FSB:

                                                       Regulatory              Regulatory                  Excess
                                                         Capital                 Capital                  Capital
                                                       Requirement                Level                     Level
                                                     Amount  Percent (c)    Amount      Percent (c)   Amount      Percent (c)
                                                                         (Dollars in thousands)
Tangible capital (d).......................        $ 87,669     1.50 %         $438,262     7.50 %        $350,593     6.00%
Core capital (d)...........................         175,338     3.00            438,262     7.50           262,924     4.50
Risk-based capital (e).....................         242,501     8.00            471,887    15.57           229,386     7.57


(a) Ratios for the three and nine months ended June 30, 1997 and 1996 were calculated on an annualized basis.
(b) Amount is determined by dividing total general and administrative expense by net interest income (before the provision for possible loan losses) plus total fee income.
(c) Tangible and core capital levels are shown as a percentage of total adjusted assets, as computed based on regulatory guidelines. Risk-based capital levels are shown as a percentage of risk-weighted assets.
(d) This figure represents GAAP capital excluding the effect of SFAS 115, goodwill and a portion of mortgage servicing rights.
(e) The difference between GAAP capital and regulatory risk-based capital represents the exclusion of the effect of SFAS 115, goodwill, a portion of mortgage servicing rights and an addition for the allowance for possible loan losses.

Allowance for Possible Loan Losses

The following is a summary of the Company's provisions and allowance for possible loan losses:

                                                                  Three Months Ended                 Nine Months Ended
                                                                       June 30,                          June 30,
                                                             ------------------------------    ------------------------------
                                                                1997              1996            1997             1996
                                                             ------------     -------------    ------------    -------------
                                                                                      (In thousands)
Opening allowance.........................................        $33,954          $34,349         $33,912          $34,358

Provision.................................................          1,500            1,600           4,500            4,700

Net charge-offs...........................................         (1,831)          (1,844)         (4,789)          (4,953)
                                                              -------------     ------------    ------------    -------------

Ending allowance..........................................        $33,623          $34,105         $33,623          $34,105
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

                                                                                    June 30,            September 30,
                                                                                     1997                     1996
                                                                              -------------------    ---------------------
                                                                                           (Dollars in thousands)

Non-performing loans (1):
Residential:
     One-to-four family....................................................           $43,132                  $39,573
     Co-operative apartments...............................................               878                      602
     Home equity...........................................................             1,563                    3,489
     Second mortgage.......................................................               230                      190
     Multi-family..........................................................               588                      896
                                                                                      --------                 --------
       Total residential ..................................................            46,391                   44,750
Non-residential:
     Commercial real estate................................................             3,398                    4,336
     Construction..........................................................               453                      453
     Land..................................................................               605                      675
                                                                                      --------                 --------
Total real estate loans (2)................................................            50,847                   50,214
Other loans (3)............................................................             2,440                    2,952
                                                                                      --------                 --------
Total non-performing loans.................................................            53,287                   53,166
Real estate owned net (4)..................................................             7,819                    8,155
                                                                                      --------                 --------
Total non-performing assets................................................           $61,106                  $61,321
                                                                                      =======                  ========

Non-performing loans to total gross loans..................................              1.47%                     1.70%
Non-performing assets to total assets......................................              1.03                      1.14
Non-performing assets to total stockholders' equity and
   allowance for possible loan losses......................................             10.82                     11.09
Allowance for possible loan losses to non-performing loans.................             63.10                     63.79
Allowance for possible loan losses to total gross loans....................              0.92                      1.08


(1)  All non-performing loans are in non-accrual status. There are no loans
     90 days or more past due and still accruing interest (other than education loans which are guaranteed).
(2) Includes loans considered impaired in accordance with SFAS 114 in the amount of $7.4 million at both June 30, 1997 and September 30, 1996 for which there is a related allowance for possible loan losses.
(3) Includes commercial loans considered impaired in accordance with SFAS 114 in the amount of $0.3 million at both June 30, 1997 and September 30, 1996 for which there is a related allowance for possible loan losses.
(4) Included in Investment in real estate on the Consolidated Statements of Financial Condition.

Interest Sensitivity Gap Analysis

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown to reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Prepayment assumptions ranging from 0% to 15% per year were applied, dependent upon the loan type and coupon. Run-off rate assumptions for passbook savings, statement savings, NOW and money market accounts, in the one year or less category, were 51%, 51%, 40% and 100% respectively, rather than the OTS assumptions which, in the one year or less period, are 17%, 17%, 37% and 79%, respectively. These withdrawal rates and prepayment assumptions are based on assumptions and analyses prepared internally and are used in preparing the Regulatory Thrift Bulletin-13 Report and the quarterly management reports. These assumptions were used rather than the assumptions published by the OTS because management believes they are more indicative of the actual prepayments and withdrawals experienced by the Company. The assumptions do not reflect any increases or decreases in interest rates paid on various categories of deposits (whether by the Company or in general) since June 30, 1997.

                                           INTEREST RATE SENSITIVITY GAP ANALYSIS
                                                      AT JUNE 30, 1997
                         -------------------------------------------------------------------------------------
                                     MORE THAN    MORE THAN   MORE THAN    MORE THAN
                          3 MONTHS    3 MONTHS     6 MONTHS     1 YEAR      3 YEARS    MORE THAN
                          OR LESS    TO 6         TO 1 YEAR   TO 3 YEARS   TO 5         5 YEARS      TOTAL
                                       MONTHS                                YEARS
                         ----------- -----------  ----------- -----------  ----------  ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets(1):
   Real estate loans (2) $  284,370  $  259,708   $  536,506  $  846,092   $ 548,233   $  943,583  $ 3,418,492
   Commercial loans (2)         121         112          858       2,675         837        1,001        5,604
   Other loans (2)           59,231      12,289        7,113      48,869      27,284       12,313      167,099
   Mortgage-backed          263,261     255,773      466,126     356,569     331,575       28,856    1,702,160
   securities (3)
   Interest-earning
    cash equivalents        129,513         ---          ---         ---         ---         ---       129,513
   Debt and equity
   securities (3)            17,277       2,697       14,548      10,113         541      100,195      145,371
   Stock in FHLB-NY             ---         ---          ---         ---         ---       48,724       48,724
                          ----------  -----------  ---------- -----------  ----------  ----------- -----------
    Total interest-
     earning assets         753,773     530,579    1,025,151   1,264,318      908,470    1,134,672   5,616,963

Interest-bearing liabilities:

Passbook accounts           114,465      92,409      109,890     101,025      96,816      105,910      620,515
   Statement savings        121,057      96,417      114,660     105,432     101,039      110,510      649,115
   accounts
   NOW accounts              35,524       4,713        9,426      37,704      36,133        1,571      125,071
   Checking & demand
    deposit accounts          3,061       1,312        2,624         ---         ---          ---        6,997
   Money market accounts     74,731      14,014       28,027                                           116,772
   Certificate accounts     476,787     335,341      456,017     636,048     148,099       19,080    2,071,372
    accounts
   Borrowings               200,731         ---       97,400     741,000     475,631          ---    1,514,762
                          ----------- -----------  ----------- -----------  ----------  ----------- -----------
    Total interest-
    bearing liabilities   1,026,356     544,206      818,044    1,621,209     857,718     237,071    5,104,604
                          ----------- -----------  ----------- -----------  ----------  ----------- -----------
Interest sensitivity
gap per period          $  (272,583)  $ (13,627)   $  207,107  $ (356,891)  $  50,752   $  897,601  $  512,359
Effect of interest rate
 swap                   $   300,000   $     ---    $      ---  $      ---   $(300,000)  $      ---  $      ---
                          ----------  -----------  ----------- -----------  ----------  ----------- -----------
Adjusted interest
sensitivity gap per
period                  $  (572,583)  $ (13,627)   $  207,107  $ (356,891)  $ 350,752   $  897,601  $  512,359
                          ==========  ===========  =========== ===========  ==========  =========== ===========
Cumulative interest
sensitivity gap         $  (572,583)  $(586,210)  $  (379,103) $ (735,994)  $(385,242)   $  512,359
                          =========== ===========  =========== ===========  ==========  ===========
Cumulative interest
 sensitivity gap as a
 percentage of total
 assets (4)                  (9.69) %    (9.92) %     (6.42) %   (12.46) %    (6.52) %       8.67 %

Cumulative net
 interest-earning assets
 as a percentage of net
 interest-bearing
 liabilities                 73.44       81.78        96.69       89.13       92.09        110.04


------------------
(1) Excludes non-performing loans, net of unearned discounts and premiums, deferred loan fees, purchase accounting discounts and premiums.
(2) For purposes of gap analysis,the allowance for possible loan losses is excluded.
(3) Mortgage-backed and debt and equity securities are shown excluding the market value appreciation of $17.4 million, before tax, resulting from SFAS 115.
(4) Amounts for fixed rate loans are based on scheduled payment dates and loans for which there is no amortization schedule are included as three months or less.

As indicated in the gap analysis, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive $379.1 million at June 30, 1997. A liability sensitive interest rate gap would tend to decrease earnings over a period of rising interest rate, where declining rates would increase earnings. The cumulative one-year sensitivity gap was negative 6.42% of total assets at June 30, 1996, compared to positive 7.12% at September 30, 1996.

The use of interest rate instruments such as interest rate swaps are integrated into the Company's interest rate risk management. The notional amount of these instruments are not reflected in the Company's balance sheet. However, these instruments are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

During the quarter ended June 30, 1997, the Company entered into an interest rate swap transaction, with a notional amount of $300.0 million. The swap agreement converted the medium-term note issued in June 1997 with a fixed rate obligation of 7% into a variable rate of LIBOR minus 3 basis points. The agreement will expire in the third quarter of 2002. As of June 30, 1997 LIBOR minus 3 basis points was 5.51% and the interest rate swap had a gross negative market value of $ 0.5 million.

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

         On November 1, 1996, the Bank filed a motion for summary judgment on liability. On January 27, 1997 the government filed a response opposing the Bank's motion and cross-moving for summary judgment. On March 4, 1997, the government filed a supplemental filing that alleged certain defenses pertaining to the existence of a contract, whether the government acted inconsistently with any contract, and other issues concerning liability or damages. On April 4, 1997, the Bank filed a reply brief in support of its motion for summary judgment and in opposition to the government's cross-motion for summary judgment. On May 22, 1997 the government filed a reply to the Bank's opposition to the government's cross-motion. No decision has been rendered on the Bank's motion or the government's cross-motion.

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

               None.


Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits - The following exhibit is filed as part of this report:

                    Regulation S-K Exhibit Reference Number
                    11.  Statement re: Computation of Per Share Earnings
                                     (In thousands, except per share data)

                                                                         Three Months Ended                 Nine Months Ended
                                                                              June 30,                           June 30,
                                                                   -------------------------------    ------------------------------
                                                                        1997             1996             1997            1996
                                                                   ---------------    ------------    -------------    ------------

                Net Income                                           $ 12,426       $  11,294       $  36,476       $  34,177
                                                                   =============    ============   =============    ============

                Total weighted average common shares and
                equivalents outstanding                                23,422          23,979          23,641          24,356
                                                                   =============    ============   =============    ============
                Primary earnings per common share                   $    0.53       $    0.47       $    1.54       $    1.40
                                                                   =============    ============   =============    ============
               Total shares for fully dilutive earnings per            23,445          24,030          23,678          24,463
                share                                              =============    ============   =============    ============

                Fully diluted earnings per common share             $    0.53       $    0.47       $    1.54       $    1.40
                                                                   =============    ============   =============    ============


         (b)  Reports on Form 8-K

               On April 22, 1997 and June 24, 1997, the Company filed with the SEC Current Reports on Form 8-K which contained press releases. The April press release announced the Company's earnings for the three months ended March 31, 1997. The June press release announced the declaration of the Company's eleventh consecutive quarterly dividend.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Long Island Bancorp, Inc.
Dated: 8/5/97            By:      /s/ Lawerence W. Peters
                                  ------------------------
                                  Lawerence W. Peters
                                  President and Chief Operating Officer



Dated: 8/5/97             By:     /s/ Mark Fuster
                                  -----------------
                                  Mark Fuster
                                  Chief Financial Officer