Form 10-K405
period 1997-09-30
LONG ISLAND BANCORP INC
filed 1997-12-29
CIK 916837

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended SEPTEMBER 30, 1997
                                               ------------------

                              LONG ISLAND BANCORP, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                          11-3198508
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                               Number)

201 OLD COUNTRY ROAD, MELVILLE, NEW YORK                   11747-2724
----------------------------------------                   ----------
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

                             COMMON STOCK $.01 PAR VALUE
                  --------------------------------------------------
             (Securities registered pursuant to Section 12(g) of the Act)

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

                                (1)   YES  X   NO
                                          ---      ---

    The aggregate market value of voting stock held by non-affiliates of the registrant as of October 31, 1997: Common Stock par value $.01 per share, $988,122,367.

    This figure is based on the closing price on the Nasdaq National Market for a share of the registrant's common stock on October 31, 1997, which was $44.50 as reported in the Wall Street Journal on November 3, 1997. The number of shares of the registrant's Common Stock outstanding as of October 31, 1997 was 24,024,095 shares.
                         DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 17, 1998 and the Annual Report to Stockholders for fiscal 1997 are incorporated herein by reference - Parts II and III.

                                CROSS REFERENCE INDEX

                                        PART I

                                                                            PAGE
                                                                            ----

Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . .        3
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . .        39
Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . .        39
Item 4.    Submission of Matters to a Vote of Security Holders. . . .        40

                                       PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters. . . . . . . . . . . . . . . . . . . .        40
Item 6.    Selected Financial Data. . . . . . . . . . . . . . . . . .        40
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . .        40
Item 8.    Financial Statements and Supplementary Data. . . . . . . .        41
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . . .        41

                                       PART III

Item 10.   Directors and Executive Officers of the Registrant . . . .        41
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . .        41
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . .        41
Item 13.   Certain Relationships and Related Transactions . . . . . .        41

                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .        41
           Signatures . . . . . . . . . . . . . . . . . . . . . . . .        43

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

The primary business of the Holding Company is the operation of its wholly owned subsidiary, the Bank. In addition, the Bank and the Holding Company (collectively "the Company") invest its funds in U.S. government and federal agency securities, investment grade preferred stock and federal funds. In the future, the Holding Company may acquire or organize other operating subsidiaries, including other financial institutions.

The information presented in the financial statements and in this Form 10-K reflect the financial condition and results of operations of the Company on a consolidated basis. At September 30, 1997, the Company had total assets of $5.9 billion.

The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one-to-four family, owner occupied residential mortgage loans. In addition, from time to time depending on market conditions, the Bank will invest in mortgage-backed and asset-backed securities to supplement its lending portfolio. The Bank also invests, to a lesser extent, in multi-family residential mortgage loans, commercial loans, consumer loans, small business loans and other marketable securities. Revenues are derived principally from interest on real estate and other loans, mortgage-backed and other debt securities, and dividends on investment securities. Primary sources of funds are deposits, borrowings and principal and interest payments on loans and mortgage-backed securities.

Market Area and Competition

The Bank historically has operated as a consumer-oriented community institution primarily engaged in attracting deposits from the general public and investing such deposits and other available funds in mortgage loans secured by one-to-four family dwellings and mortgage-backed securities. At September 30, 1997 the Bank conducted its business through 35 full service banking offices and 22 regional lending centers. Based on data published by the Federal Deposit Insurance Corporation ("FDIC") as of June 1996 (the latest available data) the Bank is the fourth largest institution in terms of deposits in Suffolk County with a 7.4% market share, in Queens County, the Bank is ranked sixth with a 3.4% market share and in Nassau County, the Bank is ranked tenth with a 3.5% market share. Management considers the Bank's reputation and quality customer service as its major competitive advantages in attracting and retaining customers in its market areas. In this respect, the Bank has performed extensive market research studies which are designed to identify the specific products and services required to serve each local community. In order to better serve its customers, the Bank has installed automated teller machines ("ATMs") in a majority of its offices and other locations and has enhanced its computer technologies to facilitate, among other things, the integration of the Bank's efforts to deliver insurance and securities products, traditional deposit products and all lending products.

When ranked against all Metropolitan Statistical Areas in the nation, based on FDIC published data as of June 1996, the Queens, Nassau, and Suffolk market area served by the Bank is the fifth largest banking market in the United States based on combined bank deposits. This market ranks among the top 5% in per capita income and has the third highest population density. The high population density in these areas allows the Bank to serve a large number of customers with an efficient network of branches. Management believes that its branch offices generally are located in communities that can be characterized as stable, consisting of residential neighborhoods of predominantly one-to-four family residences.

During the last four years, unemployment and real estate values have been relatively stable in New York, New Jersey and Connecticut ("New York metropolitan area") which has had a corresponding impact on the Bank's asset quality. In order to mitigate the Bank's potential exposure to a concentration of credit risk in the New York metropolitan area, the Bank has extended its lending operations into Georgia, Maryland, Pennsylvania, Virginia and North and South Carolina. The following table sets forth the geographic distribution of the Company's gross real estate loan portfolio, excluding home equity loans, at September 30:



                                                                 % of                          % of                          % of
               State                            1997             Total        1996             Total        1995             Total
----------------------------------------    ------------       ---------  ------------       ---------  ------------       ---------
                                                                      (Dollars in thousands)
Connecticut ...........................     $  241,677           6.98%    $  135,704           4.58%    $   51,679           2.67%
Georgia ...............................        155,344           4.48        120,070           4.06         77,820           4.01
Maryland ..............................        353,872          10.22        226,599           7.65         65,643           3.39
New Jersey ............................        275,621           7.95        167,406           5.66         93,165           4.81
New York ..............................      1,354,981          39.10      1,370,521          46.30      1,349,780          69.62
Pennsylvania ..........................        118,948           3.43         65,184           2.20         19,968           1.03
Virginia ..............................        299,909           8.65        180,732           6.11         80,477           4.15
Other states ..........................        665,049          19.19        693,984          23.44        200,381          10.32
                                            ----------         ------     ----------         ------     ----------         ------
   Total gross real estate loans ......     $3,465,401         100.00%    $2,960,200         100.00%    $1,938,913         100.00%
                                            ----------         ------     ----------         ------     ----------         ------
                                            ----------         ------     ----------         ------     ----------         ------




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

Lending Activities

LOAN PORTFOLIO COMPOSITION. Gross loans receivable, including loans held for sale, comprised 61.85% of total assets at September 30, 1997. The Company's real estate loan portfolio consists primarily of conventional first mortgage loans secured by owner occupied one-to-four family residences and co-operative apartment loans and, to a lesser extent, multi-family residences, second mortgage loans, commercial real estate and construction and land loans. At September 30, 1997, the Company had total real estate loans outstanding on one-to-four family properties of $3.4 billion, or 91.66% of the Company's total gross loans receivable, including $105.6 million, or 2.88%, of co-operative apartment loans, $20.2 million, or 0.55%, of home equity loans and $4.0 million, or 0.11%, of second mortgages. At that date, multi-family residential mortgage loans totaled $45.3 million, or 1.24% of total gross loans receivable. The remainder of the Company's real estate loans, which totaled $77.6 million, or 2.12% of total gross loans receivable at September 30, 1997, included $66.3 million of commercial real estate loans, or 1.81% of total gross loans receivable, and $11.4 million of construction and land loans, or 0.31% of total gross loans receivable. These amounts include $157.4 million of real estate loans held for sale in the secondary market. Commercial and other loans, which consisted principally of secured and unsecured lines of credit and other consumer loans, totaled $182.9 million, or 5.00% of total gross loans receivable at September 30, 1997. These amounts include $0.3 million of student loans held for sale in the secondary market.

The following table sets forth at September 30, 1997, the amount of all loans due after September 30, 1998 and whether such loans have fixed or adjustable rates.




                                                       Due after September 30, 1998
                                                  -----------------------------------------
                                                  Adjustable         Fixed
                                                     Rate             Rate         Total
                                                  -----------     ------------  -----------
                                                                 (In thousands)

Real estate loans:
    One-to-four family (1)..................     $2,776,525       $298,775     $3,075,300
    Co-operative apartments (1).............         78,785         26,647        105,432
    Multi-family............................         20,616         23,934         44,550
    Commercial real estate..................         41,552         22,859         64,411
    Second mortgages........................          3,930             44          3,974
    Construction and land loans.............          4,053            ---          4,053
                                                 ----------       --------     ----------

        Total real estate loans.............      2,925,461        372,259      3,297,720
                                                 ----------       --------     ----------
Commercial and other loans (2):
    Commercial loans........................          2,550          2,408          4,958
    Property improvement....................            ---              7              7
    Other consumer loans (3)................          5,362         96,391        101,753
                                                 ----------       --------     ----------
        Total commercial and other loans....          7,912         98,806        106,718
                                                 ----------       --------     ----------
Total gross loans............................    $2,933,373       $471,065     $3,404,438
                                                 ==========       ========     ==========




(1) Excludes $157.4 million of real estate loans held for sale.
(2) Excludes lines of credit that are payable on demand and are therefore considered to be due within one year.
(3) Excludes student loans.

    The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                                    At September 30,
                                            --------------------------------------------------------------------------------------
                                                      1997                          1996                          1995
                                            ----------------------------  ----------------------------  --------------------------
                                                               Percent                       Percent                       Percent
                                                                 of                            of                            of
                                              Amount            Total       Amount            Total       Amount            Total
                                            ----------       -----------  ----------       -----------  ----------       ---------
                                                                                 (Dollars in thousands)

Real estate loans (1):
  One-to-four family.....................   $3,232,856          88.12%    $2,728,199          87.15%    $1,687,952          80.94%
  Home equity ...........................       20,171           0.55         18,564           0.59         18,115           0.87
  Co-operative apartment ................      105,599           2.88        114,609           3.66        128,423           6.16
  Multi-family ..........................       45,324           1.24         34,883           1.12         35,708           1.71
  Commercial real estate.................       66,266           1.81         69,625           2.22         72,393           3.47
  Second mortgages ......................        3,986           0.11          5,154           0.17          6,563           0.31
  Construction ..........................        8,960           0.24          4,509           0.14          3,070           0.15
  Land ..................................        2,410           0.07          3,221           0.10          4,804           0.23
                                             ----------         ------     ----------         ------     ----------         ------
Total real estate loans .................    3,485,572          95.02      2,978,764          95.15      1,957,028          93.84
Commercial and other loans:
  Commercial loans.......................        6,850           0.19          8,206           0.26          9,330           0.45
  Property improvement ..................        7,087           0.19          9,028           0.29         11,131           0.53
  Student (2)............................        8,483           0.23          7,084           0.23          3,324           0.16
  Loans on deposit accounts..............        2,251           0.06          2,475           0.08          2,649           0.13
  Lines of credit .......................       57,350           1.56         55,292           1.77         59,746           2.86
  Other consumer loans ..................      100,882           2.75         69,575           2.22         42,284           2.03
                                             ----------         ------     ----------         ------     ----------         ------

Total commercial and other loans ........      182,903           4.98        151,660           4.85        128,464           6.16
                                             ----------         ------     ----------         ------     ----------         ------
Total loans receivable, gross ...........    3,668,475         100.00%     3,130,424         100.00%     2,085,492         100.00%
                                                                ------                        ------                        ------
                                                                ------                        ------                        ------
  Purchase accounting discounts,
    net .................................       (1,842)                       (2,727)                       (4,151)
  Unearned premiums, discounts
    and deferred loan costs (fees), net..        8,959                         5,021                        (2,870)
                                             ----------                    ----------                    ----------
Loans receivable, net ...................    3,675,592                     3,132,718                     2,078,471
  Allowance for possible loan
    losses ..............................      (33,881)                      (33,912)                      (34,358)
  Allowance for market valuation
    for loans held for sale in the
    secondary market ....................          ---                           ---                           ---
                                             ----------                    ----------                    ----------
Total loans receivable, net .............   $3,641,711                    $3,098,806                    $2,044,113
                                             ----------                    ----------                    ----------
                                             ----------                    ----------                    ----------




                                                   ---------------------------------------------------------
                                                             1994                          1993
                                                   ----------------------------  ---------------------------
                                                                      Percent                       Percent
                                                                        of                            of
                                                     Amount            Total       Amount            Total
                                                   ----------       -----------  ----------       ----------
Real estate loans (1):
  One-to-four family.....................          $1,236,778          73.35%    $1,453,790          74.26%
  Home equity ...........................              21,225           1.26         27,381           1.40
  Co-operative apartment ................             144,814           8.59        157,659           8.05
  Multi-family ..........................              46,053           2.73         53,846           2.75
  Commercial real estate.................              76,295           4.52         80,047           4.09
  Second mortgages ......................               7,894           0.47         10,565           0.54
  Construction ..........................               2,392           0.14          8,153           0.42
  Land ..................................               6,673           0.40          9,535           0.49
                                                    ----------          -----     ----------         -------
Total real estate loans .................           1,542,124          91.46      1,800,976          92.00
Commercial and other loans:
  Commercial loans.......................              12,456           0.74         17,013           0.87
  Property improvement ..................              13,335           0.79         17,104           0.87
  Student (2)............................              15,429           0.92         12,533           0.64
  Loans on deposit accounts..............               2,924           0.17          3,393           0.17
  Lines of credit .......................              63,102           3.74         67,258           3.44
  Other consumer loans ..................              36,808           2.18         39,376           2.01
                                                    ----------          -----     ----------         -------

Total commercial and other loans ........             144,054           8.54        156,677           8.00
                                                    ----------         ------     ----------         -------
Total loans receivable, gross ...........           1,686,178         100.00%     1,957,653         100.00%
                                                                       ------                        ------
                                                                       ------                        ------
  Purchase accounting discounts,
    net .................................              (5,994)                       (8,167)
  Unearned premiums, discounts
    and deferred loan costs (fees), net..              (5,667)                       (6,687)
                                                    ----------                    ----------
Loans receivable, net ...................           1,674,517                     1,942,799
  Allowance for possible loan
    losses ..............................             (35,713)                      (33,951)
  Allowance for market valuation
    for loans held for sale in the
    secondary market ....................                 (28)                           ---
                                                    ----------                    ----------
Total loans receivable, net .............          $1,638,776                    $1,908,848
                                                    ----------                    ----------
                                                    ----------                    ----------

(1) These amounts include $157.4 million, $57.9 million, $49.3 million, $8.0 million and $38.4 million of real estate loans held for sale in the secondary market at September 30, 1997, 1996, 1995, 1994 and 1993, respectively. At September 30, 1993, this amount includes $110.0 million of non-performing real estate loans included in the bulk sale of certain loans and real estate owned ("Bulk Sale") of which $102.6 million were one-to-four family loans, $3.8 million were commercial real estate loans, $3.5 million were co-operative apartment loans and $0.1 million were land loans.
(2) Includes $0.3 million, $0.1 million and $30,000 of student loans held for sale in the secondary market at September 30, 1997,1996, and 1995, respectively.

The following table shows the contractual maturity of the Company's loan portfolio at September 30, 1997. The table does not include prepayments or scheduled principal amortization.


                                                                                        AT SEPTEMBER 30, 1997
                                                              ---------------------------------------------------------------------
                                                                                          REAL ESTATE LOANS
                                                              ---------------------------------------------------------------------

                                                                  ONE TO                 CO-OP                           COMMERCIAL
                                                                   FOUR        HOME       APT.      SECOND     MULTI-       REAL
                                                                FAMILY (1)    EQUITY    LOANS (1) MORTGAGES    FAMILY      ESTATE
                                                              ------------- ---------- ---------  ---------  ----------   --------
                                                                                                                     (IN THOUSANDS)

Amounts due:

   Within one year..........................................   $      353   $  20,171  $       5  $     12   $      774  $ 1,855
   After one year:

    One to three years......................................        1,714         ---        209        51        3,035    9,860
    Three to five years.....................................       14,914         ---        735        82        7,034   13,181
    Five to 10 years........................................       40,743         ---      2,463     2,386       12,880   20,344
    Ten to 20 years.........................................      447,839         ---     54,786     1,343       18,718   20,056
    Over 20 years...........................................    2,570,090         ---     47,239       112        2,883      970
                                                               -----------  --------------------- ---------  ----------- --------
     Total due after one year...............................    3,075,300         ---    105,432     3,974       44,550   64,411
                                                               -----------  ---------- ---------- ---------  ----------- --------
     Total amounts due......................................   $3,075,653   $  20,171  $ 105,437  $  3,986   $   45,324  $66,266
                                                               ===========  ========== ========== =========  =========== ========
   Purchase accounting

    discounts, net..........................................

   Unearned discounts, premiums

    and deferred loan fees, net.............................
   Allowance for  possible loan

    losses..................................................

   Loans receivable, net....................................


                                                                                                                   TOTAL
                                                                                LAND     COMMERCIAL   OTHER        LOANS
                                                                 CONSTRUCTION   LOANS       LOANS    LOANS (2)   RECEIVABLE
                                                                 ------------ ---------  ---------- ----------  ------------

Amounts due:


   Within one year..........................................     $    4,907   $  2,410  $   1,892   $  65,810  $     98,189
   After one year:
    One to three years......................................            384        ---      3,865      28,437        47,555
    Three to five years.....................................          3,669        ---        ---      27,020        66,635
    Five to 10 years........................................            ---        ---        ---      23,066       101,882
    Ten to 20 years.........................................            ---        ---        ---       6,276       549,018
    Over 20 years...........................................            ---        ---      1,093      16,961     2,639,348
                                                                 -----------  --------- ----------  ---------- -------------
     Total due after one year...............................          4,053        ---      4,958     101,760     3,404,438
                                                                 -----------  --------- ----------  ---------- -------------
     Total amounts due......................................     $    8,960   $  2,410  $   6,850   $ 167,570     3,502,627
                                                                 ===========  ========= ==========  ==========
   Purchase accounting

    discounts, net..........................................                                                         (1,842)
   Unearned discounts, premiums

    and deferred loan fees, net.............................                                                          8,959
   Allowance for  possible loan
    losses..................................................                                                        (33,881)
                                                                                                               -------------
   Loans receivable, net....................................                                                   $  3,475,863
                                                                                                               =============



(1) Excludes $157.4 million of real estate loans held for sale.
(2) Excludes $8.5 million of student loans held for investment and sale.

The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the periods indicated:



                                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                       --------------------------------------------------
                                                            1997             1996             1995
                                                       ---------------  ---------------  ----------------
                                                                        (IN THOUSANDS)

Real estate loans, net at beginning of period:         $    2,978,764   $    1,957,028   $     1,542,124
Originated:
     One-to-four family (1)..................               2,159,671        1,395,388           640,164
     Co-operative apartment..................                   5,899            3,072             3,143
     Multi-family............................                  15,785           10,106               358
     Commercial real estate..................                  10,111            9,915             9,528
     Construction............................                  12,277            7,218             2,692
     Land....................................                     ---              ---             1,000
Purchases(2).................................                 362,329          949,437           397,776
                                                       ---------------  ---------------  ----------------
        Total real estate loans originated and
purchased......................                             2,566,072        2,375,136         1,054,661
Transfers to real estate owned...............                  (9,599)         (10,001)          (10,312)
Write-offs...................................                  (2,877)          (3,869)           (4,608)
Principal repayments.........................                (615,959)        (331,680)         (202,509)
Sales of loans...............................                (749,940)        (649,064)         (278,649)
Securitized loans............................                (680,889)        (358,786)         (143,679)
                                                       ---------------  ---------------  ----------------

At end of period(3)..........................          $    3,485,572   $    2,978,764   $     1,957,028
                                                       ===============  ===============  ================

Commercial and other loans, net:

At beginning of period.......................          $      151,660   $      128,464   $       144,054
Commercial and other loans originated........                  84,106           89,827            63,540

Purchases ...................................                  18,190              ---               ---

Write-offs...................................                  (4,039)          (4,330)           (5,015)
Principal repayments.........................                 (62,200)         (59,416)          (53,596)
Commercial and other loans sold..............                  (4,814)          (2,885)          (20,519)
                                                       ---------------  ---------------  ----------------

At end of period(4)..........................          $      182,903   $      151,660   $       128,464
                                                       ===============  ===============  ================


(1) Includes home equity loan advances for the fiscal years ended September 30, 1997, 1996, and 1995 in the amounts of $9.6 million, $6.6 million and $2.2 million, respectively.
(2) Composed predominantly of one-to-four family loans.
(3) Includes $157.4 million, $57.9 million, and $49.3 million of real estate loans held for sale in the secondary market at September 30, 1997, 1996 and 1995, respectively.
(4) Includes $0.3 million, $0.1 million and $30,000 in student loans held for sale in the secondary market at September 30, 1997, 1996 and 1995, respectively.


ONE-TO-FOUR FAMILY MORTGAGE LENDING. The Bank offers both fixed rate and adjustable rate mortgage ("ARM") loans primarily secured by one-to-four family, owner occupied residences. Prior to 1995, the majority of such loans were secured by properties located in Queens, Nassau and Suffolk counties. During fiscal 1995 and 1996, the Bank expanded its retail production offices into the states of Pennsylvania, Delaware, Maryland, North Carolina, Virginia and Georgia, while continuing to originate loans through its New York, New Jersey
and Connecticut offices.   Loan originations are generally obtained from
existing or past customers, members of local communities, mortgage bankers, mortgage brokers, real estate agents and attorney referrals. The Bank also operates a national correspondent lending program to purchase, from mortgage bankers, loans secured by owner occupied one-to-four family residences. The program is designed to expand the Bank's mortgage portfolio and reduce the risks associated with geographic concentrations. The Bank also accepts loan application information through its telemarketing operations. Generally, the Bank's underwriting guidelines conform to Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines.

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

The Bank originates most fixed rate loans for immediate sale to FNMA, FHLMC or other investors. There is approximately a one month delay between funding and the sale of the loans. The total real estate loans held for sale aggregated $157.4 million at September 30, 1997. The Bank arranges for the sale of such loans at the time the loan application is received through best effort and mandatory delivery commitments and, on a regular basis, determines whether it is best to retain or sell the servicing rights. For the year ended September 30, 1997, the Bank sold real estate loans totaling $749.9 million, 47.84% of which were sold on a servicing released basis in order to take advantage of market prices for loan servicing.

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

The Bank has correspondent loan agreements with select mortgage bankers who originate loans throughout the United States. The Bank purchased 647 loans amounting to $134.8 million of residential one-to-four family conforming and jumbo loans through its correspondent mortgage originators in the fiscal year ended September 30, 1997. Such loans are underwritten to the Bank's standards. These loans are primarily from outside the Bank's core franchise area. The strategy of utilizing correspondent mortgage originators is to develop and maintain multiple distribution channels, to increase geographic diversity and to improve the stability of interest income.

SECOND MORTGAGE LOANS. As of September 30, 1997, the balance of such loans is predominantly one-to-four family loans, and was $4.0 million, or 0.11% of total
gross loans.   This category has been steadily decreasing since September 30,
1992, when such loan balances were $14.0 million, or 0.49% of total loans.

HOME EQUITY LOANS. Home equity lines of credit are included in the Bank's portfolio of real estate loans. These loans are offered as prime rate indexed loans on which interest only is due for an initial term of ten years and thereafter principal and interest payments sufficient to liquidate the loan are required for the remaining term, not to exceed 15 years. These loans are made on one-to-four family residential and condominium units, generally owner-occupied and subject to an 80% combined loan-to-value ratio including prior liens or up to 90% if private mortgage insurance is obtained. They are granted in amounts from $50,000 to $300,000 with an aggregate maximum of $1,000,000. The underwriting standards for home equity loans are generally the same as those for one-to-four family mortgages. At September 30,1997, the Company had $20.2 million of home equity loans, or 0.55% of total gross loans.

MULTI-FAMILY LENDING. The Bank originates multi-family loans with contractual terms of up to 25 years with interim rate adjustments. These loans are generally secured by apartment or co-operative buildings and mixed-use (business and residential) properties, located in the Bank's primary market area and are originated in amounts of up to 75% of the appraised value of the property. In making such loans, the Bank bases its underwriting decision primarily on type and location of the property, the net income generated by the real estate to support the debt service, the financial resources of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the credit history of the borrowing entity. The Bank generally requires a debt service coverage ratio of at least 1.15x and may require personal guarantees from borrowers depending upon the loan-to-value ratio for the loan and the type of project. As of September 30, 1997, $45.3 million, or 1.24% of the Company's total gross loan portfolio consisted of multi-family residential loans. At September 30, 1997, the Company's largest multi-family loan had an outstanding balance of $3.7 million and was secured by an 11 story apartment and office complex.

COMMERCIAL REAL ESTATE LENDING. The Bank originates commercial real estate loans secured by properties such as retail stores, office buildings and industrial buildings located in the Bank's primary market area. The Bank's commercial real estate loans are generally made in amounts up to 75% of the appraised value of the property. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank generally requires that the properties securing commercial real estate loans have debt service coverage ratios of not less than 1.15x and may require personal guarantees from the borrowers or the principals of the borrowing entity. At September 30, 1997, the Company's commercial real estate loan portfolio totaled $66.3 million, or 1.81% of the Company's total gross loan portfolio. At September 30, 1997, the Company's largest commercial real estate loan relationship had an aggregate outstanding balance of $14.2 million, including $2.6 million of unsecured commercial debt, and was secured primarily by various commercial real estate properties which are occupied by retail establishments.

CONSTRUCTION AND LAND LENDING. The Bank's construction loans primarily have been made to finance the construction of one-to-four family residential properties and, to a lesser extent multi-family and commercial properties. Construction and land development loans may be made in amounts up to 75% of the value as completed. The Bank generally requires personal guarantees of the borrowers and an indication that the borrower has sufficient equity in the project. Construction loans generally are made with adjustable rates with varying terms. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. As of September 30, 1997, the Company had $11.4 million, or 0.31% of its total gross loan portfolio invested in construction and land loans. At September 30, 1997, the Company's largest construction and/or land loans relationship had an aggregate outstanding balance of $4.8 million and was secured by the underlying land and subsequent improvements.

COMMERCIAL AND OTHER LOANS. The Bank offers a wide variety of other secured and unsecured loans. As of September 30, 1997 commercial and other loans totaled $182.9 million or 4.98% of the Company's total gross loan portfolio. The Bank has de-emphasized its commercial loan portfolio since 1990, which has resulted in a reduction in the balance of these loans to $6.9 million at September 30, 1997 from $17.0 million at September 30, 1993. The largest component of other loans is the Bank's line of credit products, including unsecured fixed rate and prime rate based revolving credit lines, which are granted up to a maximum amount of $25,000, a fixed rate overdraft checking line product, and a junior home equity line of credit product for amounts from $10,000 to $50,000. The terms for this product are similar to the home equity product, except that these loans are subject to a 100% combined loan-to-value ratio. The Bank's tax advantage installment loan product carries a fixed rate, is available for amounts from $5,000 to $100,000 and is payable in terms of three to fifteen years. Those loans that exceed $25,000 are subject to an 80% combined loan-to-value ratio or higher if involved in private mortgage insurance or an alternative lending program. Loans that do not fit the bank's approval criteria are referred to Third Party Investors. Any loans approved by investors are underwritten and closed by the bank and subsequently sold to the investors. At September 30, 1997, balances of these credit line products totaled $57.4 million, or 1.56% of total gross loans. Property improvement loans are made up to a maximum loan amount of $10,000 on an unsecured basis. The Bank also purchases and originates new and used automobile loans, personal loans, passbook savings loans and government-guaranteed student loans. The Bank is no longer involved in the financing of auto leases. The underwriting standards employed by the Bank for other loans include a determination of the applicants' payment history on other debts and an assessment of the borrower's ability to meet payments on all of the borrower's obligations. In addition to the credit worthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. The Bank offers a Visa and Mastercard credit card program on an agent bank basis to generate fee income. The associated credit card receivables are assets of the credit card issuing bank. The level of delinquencies in the Bank's other loan portfolio has generally been within industry standards; however, there can be no assurance that delinquencies will not increase in the future.

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

All ARM loans and fixed rate mortgage loans greater than $350,000 made to Directors, principal shareholders and related interests must be approved by the Board of Directors. All loans made to Senior Vice Presidents and above must be approved by the Board of Directors.

Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by the Bank's loan underwriters and, if necessary, additional financial information is obtained. An appraisal of the real estate intended to secure the proposed loan, if applicable, is required which is performed by either staff appraisers of the Bank or by independent appraisers designated and approved by the Bank. The Board of Directors annually approves the independent appraisers used by the Bank and approves the Bank's appraisal policy. It is the Bank's policy to require borrowers to obtain title insurance and hazard insurance on all real estate first mortgage loans prior to closing. Hazard insurance is not required on equity loans under $25,000 and title insurance is not required on equity loans under $50,000. Borrowers generally are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes and in some cases hazard insurance premiums.

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

At September 30, 1997, there were no borrowers who had loans, which when aggregated in accordance with the applicable regulatory requirements, that involved aggregate extensions of credit from the Bank exceeding its FIRREA loans-to-one borrower limit of $73.1 million.

LOAN SERVICING. As part of its efforts to increase non-interest income, the Company has placed additional emphasis on increasing its loan servicing portfolio. At September 30, 1997 and 1996 loans aggregating $4.5 billion and $3.7 billion, respectively, were being serviced for others. Management intends to continue to emphasize loan servicing to generate revenues and believes that the growth of the servicing portfolio will increase the level of loan servicing fee income in future years. In this respect, during 1997 and 1996, the Bank purchased mortgage servicing rights ("MSR's") in the amount of $4.1 million and $15.2 million, respectively and in accordance with generally accepted accounting principles, originated MSR's in the amount of $15.4 million and $6.0 million, respectively.

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

The Bank's consumer loan collection procedures call for sending late notices by the 15th day and then again on the 20th day of delinquency. The loan is referred to the collection department by the 20th day if not brought current. Legal action on installment loans is usually commenced if payments are not received after the loan has been delinquent for 120 days. Delinquent revolving credit accounts involve similar procedures, except that legal action is usually commenced after 180 days.

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

The Bank returns restructured residential loans that have complied with the terms of their restructure agreement for a satisfactory period (generally six months) to performing status. At September 30, 1997, restructured residential loans included in performing and non-performing loans were $9.1 million and $10.9 million, respectively.

During December 1993, in an effort to accelerate resolution of certain of its problem assets, the Company entered into a contract for the bulk sale of certain loans and real estate owned ("Bulk Sale"). The sale of the loans was completed by December 31, 1993 and the sale of real estate owned was completed in the second quarter of fiscal 1994. At September 30, 1993 the book value of the loans anticipated to be sold was approximately $142.0 million, of which approximately $110.0 million were then non-performing and approximately $32.0 million were then performing. At that date, the net book value of the real estate owned anticipated to be sold was approximately $14.0 million.

The following table sets forth information regarding the components of non-performing assets at September 30 for the years indicated. Restructured loans that have not yet demonstrated a sufficient payment history to warrant a return to performing status are included with non-performing loans.



                                                                              AT SEPTEMBER 30,
                                                     -----------------------------------------------------------------
                                                       1997          1996        1995          1994           1993
                                                     ----------   -----------------------  -------------   -----------
                                                                             (DOLLARS IN THOUSANDS)

Non-performing loans (1):
Residential:
   One-to-four family..........................      $  37,621    $  39,573   $   39,661   $   33,359      $  107,441

   Co-operative apartments.....................          1,207          602        1,572        1,811           4,208

   Home equity.................................          1,478        3,489        4,915        6,577          13,857

   Second mortgage.............................            172          190          226          471           1,002

   Multi-family................................            246          896        1,512        1,123             430
                                                     ----------   ----------  -----------  -----------     -----------
      Total residential........................         40,724       44,750       47,886       43,341         126,938

Non-residential:

   Commercial real estate......................          2,923        4,336        4,093        4,459           8,301

   Construction................................            453          453          453          861           5,092

   Land........................................            585          675          836        1,847           2,659
                                                     ----------   ----------  -----------  -----------     -----------
Total real estate loans(2).....................         44,685       50,214       53,268       50,508         142,990

Other loans....................................          2,389        2,952        2,408        3,528           2,326
                                                     ----------   ----------  -----------  -----------     -----------
Total non-performing loans.....................         47,074       53,166       55,676       54,036         145,316

   Real estate owned, net......................          6,643        8,155        8,893        7,187          25,812
                                                     ----------   ----------  -----------  -----------     -----------
Total non-performing assets....................      $  53,717    $  61,321   $   64,569   $   61,223      $  171,128 (3)
                                                     ==========   ==========  ===========  ===========     ===========
Total non-performing loans to gross loans......           1.28%        1.70%        2.67%        3.20%           7.42%(3)

Total non-performing assets to total assets....           0.91         1.14         1.32         1.36            4.29 (3)



(1) All non-performing loans are in non-accrual status. There are no loans 90 days or more past due and still accruing interest (other than education loans which are guaranteed).

(2) Includes $10.9 million, $11.4 million, $14.8 million, $15.8 million and $25.0 million of restructured real estate loans that have not yet complied with the terms of their restructure agreement for a satisfactory period (generally six months) as of September 30, 1997, 1996, 1995, 1994 and 1993, respectively.

(3) After giving effect to the consummation of the Bulk Sale, the total non-performing assets would have been $77.1 million and the Company's ratio of non-performing loans to total gross loans would have been 3.26% at September 30, 1993. The ratio of non-performing assets to total assets would have been 1.93% at September 30, 1993.

    The principal amount of non-performing real estate loans, excluding restructured loans, aggregated approximately $33.8 million, $38.8 million and $38.5 million at September 30, 1997, 1996 and 1995, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $2.1 million, $2.9 million and $2.7 million for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. No interest income was recorded for these loans during the fiscal years ended September 30, 1997, 1996 and 1995. The principal amount of non-performing commercial loans, excluding restructured loans, aggregated approximately $1.2 million, $0.8 million and $0.8 million at September 30, 1997, 1996 and 1995, respectively.

    The principal amount of restructured real estate loans that have not complied with the terms of their restructure agreement for a satisfactory period (generally six months) aggregated approximately $10.9 million, $11.4 million and $14.8 million at September 30, 1997, 1996 and 1995, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $140,000, $300,000 and $300,000 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Interest income recorded for these loans amounted to $50,000, $100,000 and $100,000, for fiscal years 1997, 1996 and 1995. Restructured loans that have complied with the terms of their restructure agreements for a satisfactory period (generally six months) and returned to performing status aggregated $9.1 million, $11.8 million and $12.1 million as of September 30, 1997, 1996, 1995, respectively.


    The principal amount of restructured commercial loans aggregated $0.3 million, $0.5 million and $0.9 million at September 30, 1997, 1996 and 1995, respectively. Interest income that would have been recorded if the loans had been performing in accordance with their original terms aggregated $40,000, $43,000 and $49,000 for fiscal years ended September 30, 1997, 1996 and 1995, respectively. Interest income recorded for these loans amounted to $26,000, $29,000 and $40,000 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

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

NON-PERFORMING RESIDENTIAL PROPERTY LOANS

    At September 30, 1997, non-performing residential property loans were $40.7 million (including $8.6 million in loans that have been restructured and which may be returned to performing status if they develop a satisfactory payment history). The September 30, 1997 level of non-performing residential property loans represents a decrease of $4.0 million from September 30, 1996. This decrease reflects the movement of non-performing loans through the foreclosure process, the decrease in the amount of loans that became non-performing and, to a lesser extent, non-performing loans that were satisfied or reinstated and the effect of returning restructured loans that have demonstrated a satisfactory payment history to performing status.

    The volume of loans delinquent less than 90 days that are not in non-performing status may, to some degree, be a leading indicator of future levels of non-performing loans. Residential property loan delinquencies (net of those already in non-performing status) were as follows:

                                       AT SEPTEMBER 30,
                        --------------------------------------------
                             1997           1996           1995
                                       (IN THOUSANDS)

60-89 Days....................  $13,848          $10,030   $10,415
30-59 Days....................   87,856           73,225    51,558

NON-PERFORMING COMMERCIAL REAL ESTATE LOANS

    At September 30, 1997 the level of non-performing commercial real estate loans was $2.9 million, a decrease of $1.4 million from the September 30, 1996
level of $4.3 million.   The Company's commercial real estate loan portfolio,
like the residential property loan portfolio, reflects indications of a stabilizing real estate market in the New York metropolitan area. However, it is possible that the Company may experience some future increases in the level of non-performing commercial real estate loans. The largest non-performing commercial real estate loan had an outstanding principal balance of $1.6 million at September 30, 1997 and was secured by a retail shopping center.

    When feasible, the Bank seeks to work with delinquent commercial real estate borrowers in an attempt to restructure loans to provide for a resumption of regular monthly payments. These arrangements, which are individually negotiated based on the borrower's ability to maintain such payments generally provide for interest rates that are lower than those initially contracted for, and in some instances include a reduction in the principal amount of the loan, which reduction must be written off by the Bank. In each instance the Bank evaluates the costs associated with a particular restructuring arrangement and may enter into such an agreement if it believes it is economically beneficial to the Bank.

INVESTMENT IN REAL ESTATE AND PREMISES

     The following table summarizes the investment in real estate and premises at September 30:

                                                                           1997              1996
                                                                       --------------    -------------
                                                                               (IN THOUSANDS)
REO:
One-to-four family........................................             $       4,294     $      5,835
Condo/co-op...............................................                     1,955            1,990
Commercial................................................                       394              330
                                                                       --------------    -------------
                                                                               6,643            8,155
DIRECT INVESTMENT:

Land......................................................                     2,460            2,525
                                                                       --------------    -------------
    Total Investment in Real Estate and Premises                       $       9,103     $     10,680
                                                                       ==============    =============

    At September 30, 1997, the largest single investment in real estate was a direct investment in a vacant parcel of land with a book value of $2.5 million.

    CLASSIFIED ASSETS

    Federal regulations and the Bank's Classification of Assets Policy provide for the classification of loans and other assets considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess certain weaknesses are required to be designated "special mention" by management. An internal loan review function, which was created to review and rate the quality of loans and other assets, reports to the Loan Committee on a quarterly basis.

    The following table sets forth the Bank's classified assets (other than "loss" classifications) and assets designated as special mention. Assets classified as "loss" were charged-off.

                                                 AT SEPTEMBER 30, 1997
                                                 ---------------------
                                                 (DOLLARS IN THOUSANDS)
                                                 ---------------------
                                                         PERCENT OF TOTAL
                                                         ----------------
                                           AMOUNT             ASSETS
                                           ------             ------
Classified assets:
 Substandard, including real estate owned..$  64,983

 Doubtful..................................    1,515
                                            --------
  Total classified.........................   66,498           1.12%

Special mention............................   17,396
                                            --------

Total......................................  $83,894           1.41%
                                             -------
                                             -------

LOANS SOLD WITH RECOURSE

    Some residential property loans sold by the Company have been sold with recourse. The majority of these loans were sold to FNMA and FHLMC. At September 30, 1997, loans sold with recourse aggregated $487.1 million, but the maximum exposure under the Company's recourse obligations was $134.1 million. Included in loans sold with recourse at September 30, 1997 were loans delinquent 90 or more days with an aggregate outstanding balance of $3.2 million. Although the Company does not believe that its recourse obligations subject it to risk of material loss in the future, the Company has established recourse reserves which at September 30, 1997 aggregated approximately $0.6 million.

    Recourse as discussed herein means that the Company is obligated to remit to the investor the amount of contractual principal and interest due (less a servicing fee), regardless of whether these payments are actually received from the borrower. On completion of foreclosure, the entire balance of the loan must be remitted to the investor, regardless of whether the sale of the real estate owned property yields that amount. For loans sold to FNMA, it has been the Bank's practice to repurchase from FNMA any loans sold with recourse that become more than 90 days delinquent. By repurchasing these delinquent loans prior to foreclosure, the Bank derives the benefit of substantial savings between the interest rate that must be paid monthly to FNMA even if not received and the Bank's own interest cost to fund the purchase of these loans; additionally, repurchases permit the Bank to provide eligible borrowers with more flexible workout options. During fiscal 1997, the Bank repurchased from FNMA residential property loans sold with recourse totaling $1.8 million.

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

    Management's evaluation of the risks inherent in its loan portfolio and the general economy includes a review of all loans on which full collectibility may not be reasonably assured considering, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrowers' current financial condition and the potential for losses in future periods. In evaluating the adequacy of the allowance for possible loan losses management recognizes the risks associated with each type of loan and the current outstanding balance. The primary risk element considered by management with respect to each consumer and one-to-four family mortgage loan is any current delinquency on the loan. The primary risk elements considered with respect to commercial real estate and multi-family loans are the financial condition of the borrower, the sufficiency of collateral (including changes in the appraised values of collateral) and the record of payment. A subjective review of all substantial non-performing loans, other problem loans and overall delinquency is made prior to the end of each calendar quarter to determine the adequacy of the allowance for possible loan losses. Additionally, current year charge-offs, charge-off trends, new loan production and current balance by particular loan categories are factored into the determination of allowance levels.

    When real estate loans are foreclosed the loan balance is compared to the fair value of the property. If the net carrying value of the loan at the time of foreclosure exceeds the fair value of the property, the difference is charged to the allowance for possible loan losses and the fair value of the property becomes the book value of the real estate owned. The real estate owned is subsequently carried at the lower of book value or fair value with any further adjustments reflected as a charge against earnings.

    The following table sets forth the Company's allowance for possible loan losses at or for the years ended September 30:



                                                               1997          1996         1995          1994           1993
                                                           -----------  -------------------------  --------------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period.........................    $   33,912   $    34,358   $   35,713   $    33,951     $   32,157
Provision for possible loan losses.....................         6,000         6,200        6,470        11,955         47,288
Charge-offs:
      Real estate loans................................         2,877         3,869        4,608         5,852         39,508 (1)
      Commercial loans.................................           ---           562          917         1,551          1,054
      Other loans......................................         4,039         3,768        4,098         4,308          6,236
                                                           -----------  ------------  -----------  ------------    -----------
           Total charge-offs...........................         6,916         8,199        9,623        11,711         46,798
Recoveries:

      Real estate loans................................           161           691        1,006           482            685
      Commercial loans.................................           263           319          141           577             67
      Other loans......................................           461           543          651           459            552
                                                           -----------  ------------  -----------  ------------    -----------
           Total recoveries............................           885         1,553        1,798         1,518          1,304
                                                           -----------  ------------  -----------  ------------    -----------
Net charge-offs........................................         6,031         6,646        7,825        10,193         45,494
                                                           -----------  ------------  -----------  ------------    -----------
Balance at end of period...............................    $   33,881   $    33,912   $   34,358   $    35,713     $   33,951
                                                           ===========  ============  ===========  ============    ===========
Ratio of net loan charge-offs during the
      period to average loans, net, out-
      standing during the
      period...........................................         0.17%         0.27%        0.42%         0.59%          1.79%
Ratio of allowance for possible loan
      losses to gross loans receivable at
      the end of the
      period...........................................          0.92          1.08         1.65          2.12          1.73 (2)
Ratio of allowance for possible loan
      losses to non-performing loans
      at the end of the
      period...........................................         71.97         63.79        61.71         66.09         23.36 (3)



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

    The provision for possible loan losses declined to $6.0 million for the year ended September 30, 1997 from $6.2 million for the year ended September 30, 1996. This reduction reflects the declining level of non-performing loans and the eighth consecutive year of lower net charge-offs.

    The following table sets forth the Company's allocation of its allowance for possible loan losses to the total amount of loans in each of the categories listed below:


                                                                       AT SEPTEMBER 30,
                                        ---------------------------------------------------------------------------
                                                1997                     1996                       1995
                                        ----------------------  ------------------------  -------------------------
                                                    LOANS IN                  LOANS IN                  LOANS IN
                                                    CATEGORY                  CATEGORY                  CATEGORY
                                                    TO TOTAL                  TO TOTAL                  TO TOTAL
                                         AMOUNT    LOANS (1)      AMOUNT     LOANS (1)     AMOUNT      LOANS (1)
                                        ---------- -----------  ------------ -----------  ---------- --------------
                                                                    (DOLLARS IN THOUSANDS)
Real estate loans ............            $20,510     94.97 %       $20,226     95.16 %     $20,554        $93.84 %
Commercial loans .............              3,894      0.18           3,631      0.26         3,874          0.45
Other loans...................              9,477      4.85          10,055      4.58         9,930          5.71
                                        ---------- ---------    ------------ ---------    ----------  -------------
   Total allowance
     for possible loan
     losses ..................            $33,881    100.00 %       $33,912    100.00 %     $34,358        100.00 %
                                        ========== =========    ============ =========    ==========  ============




                                          --------------------------------------------
                                                1994                   1993
                                          ---------------------  ----------------------

                                                      LOANS IN                LOANS IN
                                                      CATEGORY                CATEGORY
                                                      TO TOTAL                TO TOTAL
                                          AMOUNT      LOANS (1)     AMOUNT    LOANS (1)
                                        -----------  ---------- ----------  -----------
Real estate loans ............            $22,881    91.46 %      $24,951    92.00 %
Commercial loans .............              4,250     0.74          3,874     0.87
Other loans...................              8,582     7.80          5,126     7.13
                                        ---------   ----------   --------   ---------
   Total allowance
     for possible loan
     losses ..................            $35,713   100.00 %      $33,951   100.00 %
                                        =========   ==========   =========  =========

(1) Gross loans used to calculate percentage.

INVESTMENT ACTIVITIES

    INVESTMENT POLICIES. The investment policy of the Company, which is established by senior management and approved by the Board of Directors, is based upon its asset/liability management goals and emphasizes high credit quality and diversified investments while seeking to optimize net interest income within acceptable limits of liquidity, safety and soundness. The Company's investment activities are overseen by the Investment Committee of the Board of Directors, which meets quarterly.

    The Company's investment goal has been to invest available funds in short-term, highly liquid instruments that are adjustable rate or that generally do not exceed an average life of five years, or that meet specific requirements of the Company's asset/liability goals. The policy is designed to provide and maintain liquidity to meet day-to-day, cyclical and long-term changes in the Company's asset/liability structure.

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

    The Company's investment policy permits purchases of privately issued securities only if they are rated in one of the three highest categories by a nationally recognized rating agency and does not permit purchases of securities of below investment grade quality. In addition, the Company's investment policy prohibits investment in certain types of mortgage derivative securities that management considers high risk. The Company generally purchases only short-term classes of collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). At September 30, 1997, the Company held no securities issued by any one entity with a total carrying value in excess of 10% of the Company's net worth at that date, except for obligations of the U.S. government and government-sponsored agencies and certain mortgage-backed securities which are fully collateralized by mortgages held by single purpose entities.

    Thrift Bulletin Number 52 ("TB-52"), the Office of Thrift Supervision ("OTS") Policy Statement on securities portfolio policies and unsuitable investment practices requires that institutions classify mortgage derivative products acquired, including certain tranches of REMICs and CMOs, as "high-risk mortgage securities" if such products exhibit greater price volatility than a benchmark fixed-rate 30-year mortgage-backed pass-through security. Institutions may only hold high-risk mortgage securities to reduce interest-rate risk in accordance with safe and sound practices and must also follow certain prudent safeguards in the purchase and retention of such securities.

    The Company's investment policy also permits it to invest in certain derivative financial instruments. These instruments consist of interest rate caps, floors, collars and swaps and are generally used to hedge against interest rate exposure.

    MORTGAGE-BACKED SECURITIES. The Company invests in mortgage-backed securities and uses such investments to complement its mortgage lending activities and supplement such activities at times of low mortgage loan demand. At

September 30, 1997, the net carrying value of mortgage-backed securities totaled approximately $1.8 billion, or 30.87% of total assets, which equaled their estimated fair value as substantially all mortgage-backed securities are classified as available-for-sale. Mortgage-backed securities in the Company's held-to-maturity portfolio are carried at amortized cost. The mortgage-backed securities portfolio includes REMICs and CMOs, with a net carrying value at September 30, 1997 of $76.7 million. A CMO is a special type of pass-through debt security in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules as well as a residual interest, with each such class possessing different risk characteristics.

    At September 30, 1997, substantially all of the Company's mortgage-backed securities portfolio was directly insured or guaranteed by FNMA, FHLMC or GNMA. FNMA, FHLMC and GNMA provide the certificate holder a guarantee of timely payments of scheduled principal and interest, whether or not they have been collected. Those securities not insured or guaranteed by FNMA , FHLMC or GNMA are either privately insured or have senior subordinated structures, and are rated AAA by one of the nationally recognized bond rating agencies. The Company's mortgage-backed securities portfolio had a weighted average yield of 6.76% at September 30, 1997. At September 30, 1997, $1.5 billion or 84.29%, of total mortgage-backed securities had adjustable rates and $284.0 million, or 15.71%, of total mortgage-backed securities had fixed rates, based on amortized cost.

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

    ASSET-BACKED SECURITIES. The Company invests in asset-backed securities. At September 30, 1997 the Company's total asset-backed securities portfolio of $11.8 million, or 0.20% of total assets, was classified as available-for-sale. These securities are rated AAA by one of the nationally recognized bond rating agencies, carry a fixed rate, and are primarily secured by automobile loans.

    PREFERRED AND COMMON STOCK. The Company invests in preferred and common stock. At September 30, 1997, all preferred and common stock was classified as available-for-sale and totaled $30.0 million, or 0.51% of total assets. These securities are investment grade and carry an A1P1 commercial paper rating as determined by one of the nationally recognized bond rating agencies.

SECURITIES PORTFOLIO

    The table below sets forth certain information regarding the amortized cost and fair value of the Company's debt and equity securities portfolio at the dates indicated. Securities held-to-maturity are recorded at amortized cost. Securities available-for-sale are recorded at estimated fair value. The 1996 balances reflect the reassessment of the Company's portfolio in accordance with the Special Report on SFAS 115 which resulted in debt securities in the amount of $78.6 million previously classified as held-to-maturity to be classified as available-for-sale.




                                                                                    AT SEPTEMBER 30,
                                                    ------------------------------------------------------------------------------
                                                               1997                      1996                      1995
                                                    ----------------------------------------------------  ------------------------
                                                      AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                                        COST       FAIR VALUE      COST      FAIR VALUE       COST     FAIR VALUE
                                                    ------------ ------------- ------------ ------------  ----------- ------------
                                                                                      (IN THOUSANDS)

SECURITIES HELD-TO-MATURITY:
Debt securities:
    U.S. government and agency obligations....      $    ---     $     ---     $     ---    $     ---     $    2,593  $     2,593
    U.S. government and agency obligations                             ---                        ---
        pledged as collateral ................           ---           ---           ---          ---          7,393        7,398
    Asset-backed securities ..................           ---           ---           ---          ---         45,853       45,880
                                                    ------------ ------------- ------------ ------------  ----------- ------------
Total debt securities held-to-maturity........      $    ---     $     ---     $     ---    $     ---      $  55,839  $    55,871
                                                    ============ ============= ============ ============  =========== ============

SECURITIES AVAILABLE-FOR- SALE:
Debt securities:

    U.S. government and agency obligations....      $    14,007  $     14,016  $    13,385  $    13,382   $   63,852  $    63,665
    U.S. government and agency obligations
        pledged as collateral.................           82,686        82,063       88,021       86,105        ---          ---
    Commercial Paper..........................              700           700        ---          ---          ---          ---
    Asset-backed securities...................           11,797        11,753       40,561       40,369      129,391      128,989
                                                    ------------ ------------- ------------ ------------  ----------- ------------
        Total debt securities.................          109,190       108,532      141,967      139,856      193,243      192,654

Equity securities:

    Preferred and common stock ...............           30,058        30,046       40,038       40,038       40,038       40,038
    Investment in mutual funds................           ---           ---             779          756          729          716
                                                    ------------ ------------- ------------ ------------  ----------- ------------
        Total equity securities...............           30,058        30,046       40,817       40,794       40,767       40,754
                                                    ------------ ------------- ------------ ------------  ----------- ------------
Total debt and equity securities available-
    for-sale..................................      $   139,248  $    138,578  $   182,784  $   180,650   $  234,010  $   233,408
                                                    ============ ============= ============ ============  =========== ============

FHLB - New York stock.........................      $    48,724  $     48,724  $    40,754  $    40,754   $   35,132  $    35,132
                                                    ============ ============= ============ ============  =========== ============

Federal funds sold............................      $    ---     $     ---     $    33,480  $    33,480   $   10,100  $    10,100
                                                    ============ ============= ============ ============  =========== ============


    The table below sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed securities portfolio at the dates indicated. Mortgage-backed securities held-to-maturity are recorded at amortized cost. Mortgage-backed securities available-for-sale are recorded at estimated fair value. The 1996 balances reflect the reassessment of the Company's portfolio in accordance with the Special Report on SFAS 115 which resulted in mortgage-backed securities in the amount of $1.2 billion previously classified as held-to-maturity to be classified as available-for-sale.



                                                                                AT SEPTEMBER 30,
                                            ---------------------------------------------------------------------------------------
                                                        1997                          1996                         1995
                                            ---------------------------------------------------------------------------------------
                                             AMORTIZED      ESTIMATED      AMORTIZED        ESTIMATED     AMORTIZED     ESTIMATED
                                                COST        FAIR VALUE        COST        FAIR VALUE        COST       FAIR VALUE
                                            ------------- -------------- --------------- --------------  ------------  ------------
                                                                                 (IN THOUSANDS)
MORTGAGE-BACKED SECURITIES HELD-TO-
    MATURITY:
    FNMA pass-through certificates..        $ ---         $---           $ ---           $ ---           $   353,324   $   356,706
    FHLMC pass-through certificates.          ---          ---             ---             ---               362,646       362,237
    Real estate mortgage investment
      conduit.......................              16,144         14,109          17,017         15,041        17,693        17,693
    Other pass-through certificates.               6,079          6,079           6,079          6,079        62,082        61,929
    GNMA, FHLMC and FNMA securities
        pledged as collateral.......          ---          ---             ---             ---               540,354       540,449
                                            ------------- -------------- --------------- --------------  ------------  ------------
    Gross mortgage-backed securities              22,223         20,188          23,096         21,120     1,336,099     1,339,014
    Unamortized premiums (unearned
        discounts), net.............          ---          ---             ---             ---                 1,804     ---
                                            ------------- -------------- --------------- --------------  ------------  ------------

    Mortgage-backed securities held-
        to-maturity, net............        $     22,223  $      20,188  $       23,096  $      21,120   $ 1,337,903   $ 1,339,014
                                            ============= ============== =============== ==============  ============  ============

MORTGAGE-BACKED SECURITIES AVAILABLE-
    FOR-SALE:
    FNMA pass-through certificates..        $    297,087  $     301,307  $      483,480  $     485,696   $   274,501   $   279,776
    GNMA pass-through certificates..             251,362        253,577           3,582          3,632      ---          ---
    FHLMC pass-through certificates.             189,565        190,447         367,480        369,337       497,438       506,371
    Other pass-through certificates.              49,736         49,508          78,101         77,884         9,892         9,620
    GNMA, FHLMC and FNMA securities
       pledged as collateral........             994,012      1,013,632         767,263        780,557       140,072       143,080
                                            ------------- -------------- --------------- --------------  ------------  ------------
    Gross mortgage-backed securities           1,781,762      1,808,471       1,699,906      1,717,106       921,903       938,847
    Unamortized premiums (unearned
        discounts), net.............               3,238     ---                  3,270     ---                4,120     ---
                                            ------------- -------------- --------------- --------------  ------------  ------------
    Mortgage-backed securities
    available-for-sale, net.............    $  1,785,000  $   1,808,471  $    1,703,176  $   1,717,106   $   926,023   $   938,847
                                            ============= ============== =============== ==============  ============  ============

    The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's mortgage-backed and debt and equity securities as of September 30, 1997.

                                            ONE YEAR OR LESS       ONE TO FIVE YEARS        FIVE TO TEN YEARS
                                         ----------------------  ---------------------    -------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                         AMORTIZED     AVERAGE   AMORTIZED    AVERAGE     AMORTIZED  AVERAGE
                                            COST        YIELD       COST       YIELD        COST      YIELD
                                         ---------     -------   ----------   -------     ---------  -------
                                                                 (DOLLARS IN THOUSANDS)
DEBT AND EQUITY SECURITIES
   AVAILABLE-FOR-SALE:
U.S. government securities
   and obligations...................    $  16,822      5.63 %   $  4,999      5.88 %    $   74,872    6.04 %
Commercial Paper.....................          700      5.07          ---       ---             ---     ---
Asset-backed securities..............        1,517      5.24        6,514      4.82             ---     ---
                                         ----------   ------     --------    ------      ----------   ------
Total debt and equity
   securities available-for-sale.....    $  19,039      5.58 %   $ 11,513      5.28 %    $   74,872    6.04 %
                                         ==========   ======     =========   ======      ==========  ======
MORTGAGE-BACKED SECURITIES
   HELD-TO-MATURITY..................    $     ---       --- %   $ 16,144     10.00 %    $     ---      --- %
                                         ==========   ======     =========   ======      ==========  ======
MORTGAGE-BACKED SECURITIES
   AVAILABLE-FOR-SALE................    $  22,745      5.05 %   $174,889      5.83 %    $     ---      --- %
                                         ==========   ======     =========   ======      ==========  ======

FHLB-New York stock..................

Preferred and common stock ..........


                                        MORE THAN TEN YEARS                     TOTAL SECURITIES
                                       --------------------     -----------------------------------------------
                                                    WEIGHTED    WEIGHTED                 ESTIMATED     WEIGHTED
                                        AMORTIZED   AVERAGE     AVERAGE    AMORTIZED       FAIR        AVERAGE
                                           COST      YIELD       LIFE (1)     COST         VALUE        YIELD
                                       ------------ -------     -------   -----------   ---------    ----------

DEBT AND EQUITY SECURITIES
   AVAILABLE-FOR-SALE:
U.S. government securities
   and obligations...................  $        ---      --- %     50.79   $   96,693   $   96,079        5.96
Commercial Paper.....................           ---      ---        9.34          700          700        5.07
Asset-backed securities..............         3,766     4.90       55.83       11,797       11,753        4.90
                                      -------------  =======    --------   -----------  -----------     ------
Total debt and equity
   securities available-for-sale.....  $      3,766     4.90 %     51.07   $  109,190   $  108,532        5.84 %
                                      =============  =======    ========   ===========  ===========     ======
MORTGAGE-BACKED SECURITIES
   HELD-TO-MATURITY..................  $      6,079    10.00 %    106.72   $   22,223   $   20,188       10.00 %
                                      =============  =======    ========   ===========  ===========     ======
MORTGAGE-BACKED SECURITIES
   AVAILABLE-FOR-SALE................  $  1,587,366     6.85 %    344.31   $1,785,000   $1,808,471       6.72 %
                                      =============  =======    ========   ===========  ===========     ======

FHLB-New York stock..................                                      $   48,724   $   48,724       7.00 %
                                                                           ===========  ===========     ======

Preferred and common stock ..........                                      $   30,058   $   30,046       4.19 %
                                                                           ===========  ===========     ======

(1)      This calculation is in months.

    SOURCES OF FUNDS

    GENERAL. Deposits, repayments and maturities on loans and mortgage-backed securities, redemptions of debt and equity securities and borrowings are the primary source of the Company's funds for use in lending, investing and for other general purposes.

    DEPOSITS. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of passbook savings, demand and NOW, money market, statement savings and certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained primarily from the areas in which its branch offices are located. The Bank relies on customer service and long-standing relationships with customers to attract and retain these deposits. Certificate
accounts in excess of $100,000 are not actively solicited by the Bank.   Since
1990, when market rates decreased, the Bank has not attempted to retain certificate accounts by keeping its rates above those offered by competitors. Despite this strategy, certificate accounts increased to 56.74% of total deposits at September 30, 1997 from 53.92% of total deposits at September 30, 1996. Management believes that this increase is attributable to the rise in interest rates that occurred during fiscal 1997 and 1996 and the return of funds to certificate accounts that had been temporarily invested in short term liquid accounts. Management monitors the Bank's certificate accounts and, based on historical experience, believes it will retain a large portion of the funds held in such accounts upon maturity.

    The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. Management believes that the use of year end balances instead of average balances does not result in any material difference in the information presented.




                                                                             AT SEPTEMBER 30,
                                         ---------------------------------------------------------------------------
                                                          1997                                 1996
                                         ----------------------------------- ---------------------------------------
                                                                  WEIGHTED                               WEIGHTED
                                                        PERCENT    AVERAGE                   PERCENT     AVERAGE
                                                        OF TOTAL   NOMINAL                   OF TOTAL    NOMINAL
                                             AMOUNT     DEPOSITS     RATE       AMOUNT       DEPOSITS       RATE
                                          ------------ ---------- ---------  ----------    -----------  ------------
                                                                              (DOLLARS IN THOUSANDS)
Passbook accounts.....................   $    608,618     16.31 %    2.76 %  $     669,241    18.42 %         2.76 %
Demand and NOW accounts...............        261,324      7.01      0.97          227,747     6.27           1.30
                                         ------------- ---------             -------------   -------

   Total..............................        869,942     23.32                    896,988    24.69

Money market accounts.................        109,874      2.95      2.75          130,442     3.59            2.75

Statement savings accounts............        633,868     16.99      3.23          646,789    17.80            3.24

Certificate accounts:

   Jumbo within 1 year................        127,825      3.43      5.52          110,565     3.04            5.41
   Other within 1 year................      1,233,602     33.07      5.56        1,250,270    34.42            5.41
   One to three years.................        596,603     15.99      6.21          314,327     8.65            5.68
   Three or more years..............          158,789      4.25      6.02          283,629     7.81            6.42
                                         ------------- ---------             -------------- --------
   Total..............................      2,116,819     56.74                  1,958,791    53.92
                                         ------------- ---------             -------------- --------
Total deposits........................   $  3,730,503    100.00 %            $   3,633,010   100.00 %
                                         ============= =========             ============== ========









                                                            -------------------------------------
                                                                             1995
                                                            -------------------------------------
                                                                                         WEIGHTED
                                                                           PERCENT       AVERAGE
                                                                           OF TOTAL      NOMINAL
                                                              AMOUNT       DEPOSITS       RATE
                                                            ------------ ------------  ----------

Passbook accounts....................................         $  730,060    20.43 %     2.76 %
Demand and NOW accounts..............................            223,232     6.25       1.29
                                                            ------------- ---------

   Total.............................................            953,292    26.68

Money market accounts................................            154,938     4.33       2.75

Statement savings accounts...........................            624,707    17.48       3.24

Certificate accounts:

   Jumbo within 1 year...............................             86,698     2.43       5.62
   Other within 1 year...............................          1,075,725    30.10       5.53
   One to three years................................            423,644    11.86       6.13
   Three or more years...............................            254,525     7.12       6.50
                                                            ------------- ---------
   Total.............................................          1,840,592    51.51
                                                            -----------------------
Total deposits.......................................       $  3,573,529   100.00 %
                                                            =======================

    The following table presents, by various rate categories, the amount of certificate accounts outstanding at September 30, 1997, 1996 and 1995 and the periods to maturity of the certificate accounts outstanding at September 30, 1997:

                                                                       PERIOD TO MATURITY FROM SEPTEMBER 30, 1997
                                                                -------------------------------------------------------
                                                                                  ONE TO
                                 AT SEPTEMBER 30,                  WITHIN         THREE
                         ------------------------------
                          1997          1996         1995         ONE YEAR         YEARS        THEREAFTER      TOTAL
                         ------       -------       ------     --------------  -----------   ---------------   -------
                                                               (IN THOUSANDS)
Certificate
 accounts:
4.99% or less....      $   52,907   $  292,547   $   160,797   $   50,257     $     2,650       $     --     $   52,907
5.00%-5.99%......       1,509,192    1,160,668       897,341    1,205,707         248,720         54,765      1,509,192
6.00%-6.99%......         457,324      393,757       650,183      103,707         252,715        100,902        457,324
7.00% or greater.          97,396      111,819       132,271        1,756          92,517          3,123         97,396
                       ----------   ----------   -----------   ----------     -----------       --------     ----------
                       $2,116,819   $1,958,791   $ 1,840,592   $1,361,427     $   596,602       $158,790     $2,116,819
                       ----------   ----------   -----------   ----------     -----------       --------     ----------
                       ----------   ----------   -----------   ----------     -----------       --------     ----------

The following table presents the deposit activity of the Bank for the periods indicated.

                                       FOR THE YEARS ENDED SEPTEMBER 30,
                                      ----------------------------------
                                      1997          1996               1995
                                      ----          ----               ----
                                                 (IN THOUSANDS)

Opening balance...................$3,633,010     $3,573,529        $3,567,815
Net withdrawals...................   (60,199)       (96,367)         (133,966)
Interest credited.................   157,692        155,848           139,680
                                  ----------      ---------        ----------
Ending balance....................$3,730,503     $3,633,010        $3,573,529
                                  ----------     ----------        ----------
                                  ----------     ----------        ----------

    The following table presents time deposits at September 30, 1997 over $100,000:

MATURITY PERIOD                                                      AMOUNT
---------------                                                      ------
                                                                (In thousands)

Three months or less.........................................      $  44,633
Over three through six months................................         37,064
Over six through 12 months...................................         46,128
Over 12 months...............................................         69,922
                                                                -------------
     Total...................................................       $197,747
                                                                -------------
                                                                -------------

BORROWINGS

    Although deposits are the Bank's primary source of funds, the Bank often uses borrowings as an alternative and sometimes a less costly source of funds. The Bank's primary source of borrowing is sales of securities under agreements to repurchase ("reverse-repurchase agreements"), generally from 30 days up to 54 months, with nationally recognized investment banking firms. Reverse-repurchase agreements are accounted for as borrowings by the Bank and are secured by designated securities. The proceeds of these transactions are used to meet cash flow or asset/liability needs of the Bank as well as to take advantage of investment opportunities that may exist in the market which enable the Bank to earn a positive interest rate spread. At September 30, 1997, the Bank had reverse-repurchase agreements outstanding of $1.0 billion.

Additionally, the Company's investment policy enables the Company to enter into certain interest rate contracts to hedge interest rates on certain assets and liabilities. During fiscal 1997, the Bank issued a medium-term note in the amount of $300.0 million due June 2002 and simultaneously entered into an interest rate swap agreement (See Note 12 of notes to Consolidated Financial Statements). The medium-term note is part of a $1.0 billion medium-term note program the Bank established in 1997 in which notes can be issued bearing interest at either a fixed or floating rate and have maturities ranging from nine months to 30 years from their respective dates. At September 30, 1997, the Bank has the ability to issue up to an additional $700.0 million under this program.

During fiscal 1996, the Bank issued a Funding note in the amount of $181.4 million which is collateralized by a pool of adjustable rate residential mortgage loans. Payments of principal and interest on the Funding note are paid monthly based on the scheduled payments due on the underlying loans. The scheduled final maturity of the Funding note is June 2001. The interest on the Funding note changes monthly and bears interest at a rate of 50 basis points over the one month London Interbank Offered Rate ("LIBOR").

    The following table sets forth certain information regarding borrowed funds for the dates indicated:





                                                                     AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                                     --------------------------------------
                                                                     1997           1996           1995
                                                                     ----           ----           ----
                                                                            (DOLLARS IN THOUSANDS)

FHLB-NY note payable:
  Average balance outstanding....................................   $ 84,648     $  2,461        $   875
  Maximum amount outstanding at any month-end during the
          year...................................................    200,000          ---         30,000
  Balance outstanding at end of year.............................    33,120           ---         10,000
  Weighted average interest rate during the year.................    5.96%          5.73%         6.32%
  Weighted average interest rate at end of year..................    6.63             ---         6.63
Reverse-repurchase agreements and short-term loans payable:
  Average balance outstanding....................................   $1,025,079   $675,104        $510,111
  Maximum amount outstanding at any month-end during the
          year...................................................    1,126,400    805,942         743,952
  Balance outstanding at end of year.............................    1,013,400    800,000         623,675
  Weighted average interest rate during the year.................     5.74%         5.69%         5.53%
  Weighted average interest rate at end of year..................     5.73          5.52          5.69
Funding note:
  Average balance outstanding....................................   $  168,845   $ 46,883          ---
  Maximum amount outstanding at any month-end during the year....      177,111    181,370          ---
  Balance outstanding at end of year.............................      155,540    178,023          ---
  Weighted average interest rate during the year.................    6.07%          6.11%          ---
  Weighted average interest rate at end of year..................    6.00           6.00           ---
Medium-term note:
  Average balance outstanding....................................      90,411         ---          ---
  Maximum amount outstanding at any month-end during the year....     300,000         ---          ---
  Balance outstanding at end of year.............................     300,000         ---          ---
  Weighted average interest rate during the year.................    7.12% (a)        ---          ---
  Weighted average interest rate at end of year..................    7.00             ---          ---
Total borrowings:
  Average balance outstanding ...................................   $1,368,982   $724,448        $510,986
  Maximum amount outstanding at any month-end during the
          year...................................................    1,514,762    981,119         743,952
  Balance outstanding at end of year.............................    1,502,060    978,023         633,675
  Weighted average interest rate during the year.................    5.82%          5.71%         5.53%
  Weighted average interest rate at end of year..................    6.03           5.61          5.70

(a) Weighted Average Interest Rate during the year reflecting the rate swap was 6.06%.



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

    To bring Centereach into capital compliance and avoid possible regulatory sanctions against Centereach on September 3, 1993, with the OTS's approval, Centereach and the Bank sold $836.3 million in deposits from ten branch locations and reduced their asset size by a similar amount. Concurrent with the sale of these deposits, the Bank was merged into Centereach ("Merger") and Centereach's name was changed to The Long Island Savings Bank, FSB. The Company, in connection with the Merger, reviewed its accounting policies and practices and decided to revise its past practices relating to the amortization of goodwill. The $625.4 million in goodwill on Centereach's books, as a result of "pushdown" accounting related to the Centereach acquisition, was originally to be amortized over 40 years in accordance with Accounting Principles Board Opinion No. 17 ("APB 17"), "Intangible Assets." In fiscal 1993 the Company decided to amortize all of this goodwill at a constant rate over the average lives of acquired long-term interest-earning assets (after adjustment for estimated prepayments of assets subject to prepayment), in accordance with Statement of Financial Accounting Standards No. 72 ("SFAS 72"), "Accounting for Certain Acquisitions of Banking or Thrift Institutions." The principal effect of the retroactive adoption of SFAS 72 was to reallocate the amortization of the goodwill so that a greater proportion of such goodwill was amortized in earlier years. This resulted in the additional amortization of $323.5 million of goodwill against fiscal 1993 earnings as a cumulative effect of a change in accounting principle effective October 1, 1992. In addition, the balance of the Centereach unamortized goodwill, $59.2 million, was written off in September 1993 as a charge to current earnings.

    The unamortized balance of goodwill recorded in connection with the 1986 acquisition of Flushing Federal of $11.6 million was also written off in September 1993 as a charge to current earnings.

    The November 1994 acquisitions of Entrust Financial Corporation ("Entrust") and Developer's Mortgage Corporation ("Developers") and the August 1996 acquisition of First Home were accounted for using the purchase method of accounting and resulted in goodwill to be charged to earnings on a straight line basis over 15 years. As of September 30, 1997 the unamortized balance of goodwill related to these acquisitions was $5.1 million.

    The following table sets forth the net effect on income of purchase accounting adjustments for the fiscal years ended September 30:





                                                                RECOGNITION OF
                                                                   DISCOUNT
                        AMORTIZATION   PURCHASE ACCOUNTING      (PREMIUM) DUE          NET EFFECT
FISCAL YEAR             OF GOODWILL       DISCOUNTS, NET        TO ASSET SALES         ON INCOME
-----------             -----------    -------------------      --------------         ----------
                                            (IN THOUSANDS)
1995....................         $(211)     $      1,492                $  56           $ 1,337
1996....................          (284)            1,081               (1,308)             (511)
1997....................          (458)              652                 ----               194

    The following table sets forth the scheduled amortization of remaining purchase accounting discounts (premiums) for the fiscal years ending September 30:




                                                                PURCHASE
                                                                ACCOUNTING
FOR THE FISCAL                                                  DISCOUNTS/
YEAR ENDING                                                     (PREMIUMS)
-----------                                                     ----------
                                                              (IN THOUSANDS)

1998.................................................           $     224
1999.................................................                 173
2000-2004............................................                (299)
2005 -2009...........................................              (1,065)
2010 thereafter......................................                (855)
                                                                     -----
                                                                  $(1,822)
                                                                  --------
                                                                  --------

OTHER FEE BASED PRODUCTS

    In 1990, the Bank organized the Long Island Savings Agency ("LISA") as a wholly-owned service corporation to offer non-traditional, fee-based products to its customers. LISA was formed to engage in the business of selling single premium deferred annuity products and was expanded in 1993 to offer a broader range of financial products and services including an expanded line of annuities and other investment products by marketing a line of mutual funds with a variety of investment objectives. The insurance products and mutual funds sold are products of unrelated insurance and securities firms from which LISA earns commissions. During the fiscal years ended September 30, 1997, 1996 and 1995, LISA generated gross fee income of $2.5 million, $1.6 million and $0.8 million, respectively.

SUBSIDIARY ACTIVITIES

    The Bank currently has 18 wholly-owned subsidiaries. These subsidiaries have been primarily created to (a) take title to foreclosed properties, (b) take title to land held for investment, (c) develop or own investment properties, (d) act as holding companies, (e) sell insurance and securities products and (f) facilitate borrowings.

    (a) Foreclosed Property Subsidiaries. Longrich Investors, Inc., Oldfield Realty, Inc., Syosset N.J. Realty, Inc. and Syosset Connecticut Realty, Inc. were all formed for the sole purpose of holding title to foreclosed property. Two subsidiaries take title to properties located in New York and one each in New Jersey and Connecticut. Such properties are included in investment in real estate and premises in the Consolidated Statements of Financial Condition.

    (b) Subsidiaries Holding Land for Investment. Christa Realty, Inc., Kyle Development, Inc. and 63 Ocean Realty Corp. were primarily formed to take title to undeveloped land held for investment purposes. Such properties are included in Investment in real estate and premises in the Consolidated Statements of Financial Condition.

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

    (f) Financing Subsidiaries. 201 Old Country Road Inc. was formed to serve as a special purpose subsidiary which currently holds mortgage loans that serve as collateral for the Funding note previously described. Starline Development

Corp. was formed as a real estate investment trust for the purpose of acquiring, holding and managing real estate mortgage assets.

    (g) Other Subsidiaries. All other subsidiaries of the Bank are currently inactive.

SAVINGS BANK LIFE INSURANCE

As an issuing bank, the Bank offers Savings Bank Life Insurance ("SBLI") to its customers up to the legal maximum of $50,000 per insured individual and, as a trustee bank, offers an additional $500,000 in group coverage per insured under SBLI's Financial Institution Group Life Insurance policy. During April 1996, approximately 8,800 life insurance policies were transferred from East River Savings Bank at no cost to the Company. As of September 30, 1997, the SBLI Department had approximately 15,637 policies in effect. The SBLI Department's activities are segregated from the Bank and, while they do not materially affect the Bank's earnings, management believes that offering SBLI is beneficial to the Bank's relationship with its depositors and the general public.

PERSONNEL

As of September 30, 1997, the Bank had 1,376 full-time employees and 94 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.


                                        TAXATION

FEDERAL TAXATION

GENERAL. The Holding Company and the Bank report their income on a consolidated basis, using a calendar year and the accrual method of accounting and are currently subject to federal income taxation in the same manner as other corporations. Prior to January 1, 1996, the Bank was entitled to establish a reserve for bad debts under Section 593 ("IRC 593") of the Internal Revenue Code of 1986, as amended ("Code"). IRC 593 was repealed in August 1996 as part of the Small Business Job Protection Act of 1996. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Holding Company or the Bank. The Bank is currently under exam by both the Internal Revenue Service and New York State Department of Taxation and Finance, however, no material tax deficiencies are anticipated.

BAD DEBT DEDUCTION. The Bank is required to use the specific charge-off method for calculating its bad debt deduction effective the first tax year after December 31, 1995. The specific charge-off method under the Code Section 166(a) permits a taxpayer to deduct any debt (or portion thereof) that becomes wholly (or partially) worthless during the tax year.

As part of the repeal of IRC 593, the Bank is required to recapture (that is, include in taxable income) its post-1987 additions to its bad debt reserves whether the additions were computed using a percentage based on the Bank's actual loss experience ("experience method"), or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications, without regard to the Bank's actual loss experience, and reduced by the amount of any addition permitted to the reserve for non-qualifying loans. The recapture is to be determined under Code Section 481(a) and will be added into taxable income ratably over a six year period beginning with the first tax year after 1995.
The amount to be recaptured is approximately $2.7 million and will not have a material impact on the Company. The Bank may postpone the recapture of the post-1987 excess reserves for up to two years if the Bank meets certain residential loan requirements. The residential loan requirements provide for deferral during 1996 and 1997 if the principal amount of residential loans originated by the Bank during each year is not less than its base amount. The base amount is defined as the average of the principal amounts of residential loans originated by the Bank during the six most recent tax years beginning before January 1, 1996. Residential loans are defined as loans secured by residential real property, church property and certain mobile homes, but only to the extent that the loan is made to the owner of the property to acquire, construct or improve the property. By this definition, mortgage refinancing and home equity loans are not considered residential loans, except to the extent that the loan proceeds are used to acquire or improve qualified residential property. Recapture was deferred for calendar year 1996.

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

DIVIDENDS RECEIVED DEDUCTION AND OTHER MATTERS. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Holding Company will not file a consolidated tax return. The deduction is increased to 80% if the Holding Company owns more than 20% of the stock of a non-affiliate corporation distributing a dividend.

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

New York State passed legislation that incorporated the provisions of IRC 593 into New York Sate tax law. The impact of this legislation enabled the Bank to defer the recapture of the New York State tax bad debt reserves that would have occurred as a result of the federal repeal of IRC 593. The legislation also enabled the Bank to continue to utilize the reserve method for computing its bad debt deduction. The following discussion of the reserve for bad debts is intended only as a summary and does not purport to be a comprehensive description of the New York State tax rules applicable to the Bank or the Holding Company.

BAD DEBT DEDUCTION. Savings institutions such as the Bank which meet certain definition tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. The Bank will be a qualifying thrift only if, among other requirements, at least 60% of its assets are assets described in Section 1453(h)(1) of the New York State Tax Law. These assets generally include cash, obligations of the United States or an agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, residential real estate loans and related loans, loans secured by savings accounts, student loans and property used by the Bank in the conduct of its business. If the Bank failed to meet the 60% test in any taxable year or otherwise failed to be a qualifying thrift, the Bank would be considered a "large bank" (based on its current assets) and as such it would not be permitted to deduct additions to a bad debt reserve. In addition, the Bank would be required to recapture all or a portion of its bad debt reserves, which may be spread over a period of years. The Bank presently satisfies the 60% test. Although there can be no assurance that the Bank will satisfy the 60% test in the future, management believes that this level of qualifying assets can be maintained by the Bank. The Bank's deduction for additions to its bad debt reserve with respect to qualifying loans may be computed using the experience method or a percentage equal to 32% of the Bank's taxable income, computed with certain modifications, without regard to the Bank's actual loss experience, and reduced by the amount of any addition permitted to the reserve for non-qualifying loans ("NYS percentage of taxable income method"). Use of the NYS percentage of taxable income method of calculating the addition to the bad debt reserve may have the effect of reducing the marginal rate of tax on the Bank's income derived from qualifying loans to a rate as low as 7.2%, exclusive of any alternative tax, as compared to the generally applicable maximum corporate New York State income tax rate of 10.53%. The Bank's deduction with respect to non-qualifying loans must be computed under the experience method which is based on the qualifying thrift's actual loss experience. Under the experience method, the amount of a reasonable addition, in general, equals the amount necessary to increase the balance of the bad debt reserve at the close of the taxable year to the greater of (i) the amount that bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years, or (ii) the balance of the bad debt reserve at the close of the base year (assuming that the loans outstanding have not declined since then). Any deduction for the addition to the reserve for non-qualifying loans reduces the taxable addition to the reserve for qualifying real property loans calculated under the NYS percentage of taxable income method. Each year the Bank reviews the most favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

The amount of the addition to the reserve for losses on qualifying real property loans under the NYS percentage of taxable income method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. Also, if the qualifying thrift uses the NYS percentage of taxable income method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on non-qualifying loans, exceed the amount by which (i) 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeded (ii) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year. The Bank's balance of its reserve for losses on qualifying real property loans, for New York State tax purposes, was approximately $118 million at December 31, 1996.

NEW YORK CITY AND OTHER STATES. The Company is required to file tax returns in New York City and ten other states and jurisdictions where it maintains mortgage lending offices. New York City has followed New York State and enacted legislation which would prevent the recapture of federal bad debt reserves from
being subject to New York City tax.   The New York City tax rate is 9.0% of the
net income allocable to New York City. The Company's tax rates in the other ten states in which it conducts business vary from 6.0% to 11.25% on allocable net income for the specific jurisdiction. In addition, the Holding Company is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                                       REGULATION

GENERAL

Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Holding Company and the Bank. The description is not complete and is qualified in its entirety by reference to applicable laws and regulations.

The Holding Company, as a savings and loan holding company, is required to file certain reports and otherwise comply with the rules and regulations of the OTS. The Company is also required to comply with the rules and regulations of the Securities and Exchange Commission ("SEC") under the federal securities laws. The Bank is a federally chartered savings bank, the deposits of which are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. Accordingly, the Bank is subject to broad regulation and oversight by regulators, the OTS and the FDIC. The Bank is also subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("FRB"). The OTS periodically examines the Holding Company and the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of the Bank. The Bank must file periodic reports with the OTS describing its activities and financial condition. Certain regulatory requirements applicable to the Holding Company and the Bank are discussed below or elsewhere herein.

HOLDING COMPANY REGULATION

The Holding Company is a unitary savings and loan holding company within the meaning of the Home Owners Loan Act as amended ("HOLA"). As such, the Holding Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

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

As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to meet the QTL test. See "--Federal Regulation of Savings Association-Qualified Thrift Lender Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Holding Company of another savings and loan association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Holding Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA generally limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

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

There is, as of the date of this report proposed legislation pending in Congress that, if passed and enacted, would eliminate the thrift charter and require the Bank to convert to a bank charter and the Holding company to convert to a bank holding company. In such an event, the Bank will be regulated by the Office of the Comptroller of the Currency and the Holding Company would be regulated by the FRB. It is possible that Congress could modify the thrift, unitary holding company, and/or bank charters, and/or create one or more new unified charters. It is also possible that Congress will take no action with respect to the thrift charter. Management does not believe that any regulatory change to the charters of the Bank or the Holding Company would have a material, adverse effect on the Bank or the Holding Company, although there can be no assurance that this would not be the case.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

The activities of savings institutions are governed by "HOLA" and, in certain respects, the Federal Deposit Insurance Act ("FDIA"). The HOLA and the FDIA were amended by FIRREA and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties. FDICIA also requires the establishment of a risk-based deposit insurance assessment system and the imposition of numerous additional safety and soundness operational standards and restrictions. FIRREA and FDICIA contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings and loan associations and empower the OTS and the FDIC, among other agencies, to promulgate regulations implementing their provisions.

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

LOANS-TO-ONE BORROWER LIMITS. Savings associations, such as the Bank, generally are subject to the same loans-to-one borrower limits that apply to national banks. With certain exceptions, loans and extensions of credit outstanding at one time to one borrower (including certain related entities of the borrower) may not exceed 15% of the unimpaired capital and surplus of the savings association, plus an additional 10% of unimpaired capital and surplus for loans fully secured by certain readily marketable collateral. At September 30, 1997, the maximum amount the Bank could lend to one borrower was approximately $73.1 million, and at that date the Bank had no lending relationships which exceeded such loans-to-one borrower limitation.

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

FDICIA eliminated limitations on increases in federal deposit insurance premiums and authorized the FDIC to increase the assessment rates to the extent necessary to protect the SAIF and the BIF. FDICIA also directs the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC adopted a risk-based assessment system, effective January 1, 1994, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums currently ranging from zero to 0.27% of deposits, based upon their level of capital and supervisory evaluation.
Under the system, institutions classified as well capitalized (i.e., those with a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a total risk-based capital ratio of at least 10% and considered financially sound with no material weaknesses) would pay the lowest premium while institutions that are less than adequately capitalized (i.e., those with core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8% and considered of substantial supervisory concern) would pay a higher premium. Risk classification of all insured institutions is determined by the FDIC periodically. As of the date of this Report, the FDIC has informed the Bank that its annual assessment for deposit insurance is 0.06%.

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

On September 30, 1996, as part of an omnibus appropriations bill, the Deposit Insurance Funds Act of 1996 ("Act") was enacted. The Act required i) SAIF institutions to pay a one-time special assessment, ii) BIF institutions to include in their deposit insurance premiums beginning January 1, 1997 a portion of the interest due on the Finance Corporation ("FICO") bonds, and iii) BIF institutions to pay their full pro rata share of the FICO payments starting the earlier of January 1, 2000 or the date at which no savings institution continues to exist. The FDIC has estimated that beginning January 1, 1997, thrifts will pay a rate of 6.4 cents per $100 of deposits (a 72.2% reduction from the current assessment of 23 cents) and banks will pay 1.3 cents per $100 deposits to fund FICO bond interest payments until the earlier of January 1, 2000 or the date at which the last savings association continues to exist. At that time the payments will be shared on a pro-rata basis. Pursuant to these provisions of the Act, the Bank paid a special SAIF premium assessment totaling $18.7 million on November 27, 1996. The Bank also anticipates that, commencing on January 1, 1997 and through December 31, 1999, its annual SAIF assessment will drop to $2.4 million and in the year 2000 will drop to approximately $0.5 million. The Bank paid $3.9 million in SAIF assessments in fiscal 1997 and received a refund of $.4 million from prior year payments in accordance with the Act.

LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state and federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which is currently 4%, may be changed from time to time by the OTS (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings associations. Short-term liquid assets currently must constitute at least 1.0% of a savings association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon savings associations for violations of liquidity requirements. The Bank's liquidity and short-term liquidity ratios for September 30, 1997 were 8.05% and 4.09%, respectively, which exceeds the applicable requirements.

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

QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. Under FDICIA, a savings association has been required to have at least 65.0% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings association's business and liquid assets not exceeding 20.0% of total assets) in "qualified thrift investments" (primarily residential mortgage loans and related investments, including certain mortgage-backed and mortgage-related securities) on a monthly average basis in nine of every 12 months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. If the savings association does not convert to a bank charter, it generally will be prohibited from: (i) making an investment or engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining advances from any Federal Home Loan Bank ("FHLB"), and (iv) establishing any new branch office in a location not permissible for a national bank in the association's home state. One year following the association's failure to meet the QTL test, any holding company parent of the association must register and be subject to supervision as a bank holding company. In addition, beginning three years after the association fails the QTL test, the association would be prohibited from refinancing any investment or engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from a FHLB as promptly as possible. On September 30, 1996, as part of the omnibus appropriations bill, Congress enacted the Economic Growth and Paperwork Reduction Act of 1996 ("Regulatory Paperwork Reduction Act"), modifying and expanding investment authority under the QTL test. Prior to the enactment of the Regulatory Paperwork Reduction Act, commercial, corporate, business, or agricultural loans were limited in the aggregate to 10% of a thrift's assets and education loans were limited to 5% of a thrift's assets. Further, in order to qualify for favorable tax treatment, federal savings associations also had to meet a different asset test under the Code (the "domestic building and loan association test"). The amendments permit federal thrifts to invest in, sell, or otherwise deal in education and credit card loans without limitation and raise from 10 to 20 percent of total assets the aggregate amount of commercial, corporate, business, or agricultural loans or investments that may be made by a thrift, subject to a requirement that amounts in excess of 10% of total assets be used only for small business loans. In addition, the legislation defines "qualified thrift investment" to include, without limit, education, small business, and credit card loans; and removes the 10% limit on personal, family, or household loans for purposes of the QTL test. The legislation also provides that a thrift meets the QTL test if it qualifies as a domestic building and loan association under the Code. As of September 30, 1997, the Bank maintained 104.37% of its "portfolio assets" (which, as defined in the OTS regulations, exclude liquidity items and office properties) in qualified thrift investments and met the QTL test. At September 30, 1997, 96.34% of the Bank's total assets were invested in qualified thrift investments.

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

In addition, loans to directors, executive officers and to greater than 10.0% stockholders of a savings institution or the company that controls the savings institution, and certain affiliated interests of such insiders, are governed by Sections 22(g) and 22(h) of the FRA, and Regulation O promulgated thereunder. Such loans, together with all other outstanding loans to such person and affiliated interests, may not exceed the institution's loans-to-one borrower limit. Loans to directors, executive officers and principal stockholders must also be made on terms substantially the same as offered in comparable transactions to other persons, except for extensions of credit made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees, with prior board approval required for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

The regulation establishes three tiers of savings associations, based primarily on an association's capital level. Generally, Tier 1 associations, which are savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements and have not been informed by the OTS that they are in need of more than normal supervision, may make capital distributions during any calendar year equal to the higher of (i) 100.0% of net income for the calendar year-to-date plus 50.0% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75.0% of net income over the most recent four quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirements imposed upon an association. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions would be restricted. In addition, the OTS could prohibit a proposed capital distribution by any association, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under FDICIA, the Bank would be prohibited from making any capital distributions if, after the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0% or (iii) a leverage ratio of less than 4.0% (3.0% in the event that the Bank is assigned a Composite Rating of 1 under the CAMEL rating system, the highest OTS examination rating for savings institutions). As of September 30, 1997, the Bank qualified as a Tier 1 institution for purposes of this regulation.

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

FEDERAL HOME LOAN BANK ("FHLB") SYSTEM. The Bank is a member of the Federal Home Loan Bank Board of New York ("FHLB-NY"), which is one of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. At September 30, 1997, the Bank had $33.1 million in outstanding advances from the FHLB-NY.

As a member, the Bank is required to purchase and maintain stock in the FHLB-NY in an amount equal to the greater of 1.0% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5.0% of total advances. At September 30, 1997, the Bank had $48.7 million in FHLB stock, which was in compliance with this requirement. For the fiscal year ended September 30, 1997, dividends received from the FHLB-NY by the Bank totaled $3.0 million.

ASSESSMENTS. Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by the Bank in fiscal 1997 totaled $0.8 million.

BRANCHING. OTS rules permit federally chartered savings associations to branch nationwide to the extent allowed by federal statute. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. An unsatisfactory rating may be used as a basis for denial of an application by the OTS. The CRA also requires all institutions to make public disclosure of their CRA ratings. Federal banking agencies, including the OTS, have recently revised their CRA regulations and their methodology for determining an institution's compliance with the CRA. The Bank received a CRA Rating of Outstanding in its most recent CRA examination, which was conducted prior to the effective date of the amended OTS regulations.

BROKERED DEPOSITS. The FDIC has promulgated regulations implementing the FDICIA limitations on brokered deposits. Under the regulations, well-capitalized institutions are not subject to brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120 basis points for retail deposits and 130 basis points for wholesale deposits accepted outside the institution's normal market area, respectively, from the current yield on comparable maturity U.S. Treasury obligations. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. Pursuant to the regulation, the Bank, as a well-capitalized institution, may accept brokered deposits. The Bank, however, had no brokered deposits outstanding as of September 30, 1997.

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

The capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. At September 30, 1997, the Bank was in compliance with all three capital requirements. These three capital standards are described below.

TANGIBLE CAPITAL REQUIREMENT. Under current OTS regulations, each savings association must maintain tangible capital equal to at least 1.50% of its adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related earnings plus mortgage servicing rights up to 50% of the amount of tangible capital as described. At September 30, 1997, the Bank had recorded mortgage servicing rights of $41.8 million. The Bank's tangible capital was $453.5 million or 7.72% at September 30, 1997.

In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includible and non-includible subsidiaries.

CORE CAPITAL REQUIREMENT. Each savings association must maintain core capital equal to at least 3.0% of its adjusted total assets. Core capital includes common stockholders' equity (including retained income but excluding net unrealized gains or losses on securities available-for-sale), non-cumulative perpetual preferred stock and related surplus, minority interest in the equity accounts of fully consolidated subsidiaries and a percentage of qualifying intangible assets. The Bank's core capital was $453.5 million or 7.72% at September 30, 1997.

RISK-BASED REQUIREMENT. The risk-based capital standard adopted by the OTS requires savings associations to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Total capital consists of core capital, defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the risk-based capital ratios, total assets, including certain off-balance sheet items, are multiplied by a risk weight assigned by OTS to certain categories of assets. The risk weights assigned by the OTS for significant categories of assets are (i) 0.0% for cash and securities issued by the Federal government or unconditionally backed by the full faith and credit of the Federal government; (ii) 20.0% for securities (other than equity securities) issued by Federal government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, FNMA or FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50.0% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80.0% at origination unless insured to such ratio by private mortgage insurance by an insurer approved by FNMA or FHLMC and certain qualifying multi-family mortgage loans; and (iv) 100.0% for all other loans and investments, including consumer loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and all repossessed assets or assets more than 90 days past due.

On August 31, 1993, the OTS issued a final rule incorporating an interest rate risk ("IRR") component into its risk-based capital rules, but deferred full implementation of the IRR component until an appeals process for affected institutions had been adopted. Under the rule, an institution with a greater than "normal" level of IRR will be subject to a deduction of its IRR component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution may be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" IRR is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The IRR component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured IRR and 2.0%, multiplied by the market value of its assets. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's IRR component on a case-by-case basis. On August 21, 1995, the OTS issued procedures that allow eligible thrifts (i) to request an adjustment to their IRR component, as calculated by OTS, or (ii) calculate their IRR exposure using their own computer models. At the same time, the OTS deferred until further notice application of its IRR rule requiring thrifts with above normal IRR exposure to adjust their regulatory capital requirements. The OTS continues to monitor the IRR of individual institutions and retains the right to impose minimum capital on individual institutions. Based on the Bank's IRR profile and the level of interest rates at September 30, 1997, as well as the Bank's level of risk-based capital at September 30, 1997 which was $487.4 million or 16.24%, management believes that the Bank does not have a greater than normal level of IRR as measured under the OTS rule and will not be required to increase its capital as a result of the rule.

FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1997, the Bank was in compliance with these requirements.

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

As a creditor and a financial institution, the Bank is also subject to additional regulations promulgated by the FRB, including, without limitation, regulations implementing requirements of the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act and the
Truth-in-Lending Act.

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

SAFETY AND SOUNDNESS GUIDELINES

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

The federal banking agencies, including the OTS, have adopted substantially similar regulations to implement Section 38 of the FDIA. Under these regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1997, the Bank met the criteria to be considered a "well capitalized" institution.

FEDERAL SECURITIES LAWS

The Holding Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Holding Company is subject to the information, proxy, solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2. PROPERTIES

    The Bank conducts its business through its office in Melville, N.Y., 35 full service branch offices, and 22 regional lending centers. Six of the Bank's offices are located in Queens County of New York City, 10 are located in Nassau County-Long Island, and 19 are located in Suffolk County-Long Island. Six of the Bank's regional lending centers are located in Virginia; 3 each in Georgia and New York; 5 in Maryland; 2 in North Carolina, and 1 each in New Jersey, Pennsylvania and South Carolina. The Bank believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank.

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

The suit is pending before Chief Judge Loren Smith in the United States Court of Federal Claims and is entitled THE LONG ISLAND SAVINGS BANK, FSB ET AL. VS THE UNITED STATES. (The case had been stayed pending disposition by the United States Supreme Court of three related supervisory goodwill cases (the WINSTAR cases). On July 1, 1996 the Supreme Court ruled in the WINSTAR cases the government had breached its contracts with the WINSTAR parties and was liable in damages for those breaches. Therefore, the stay applicable to the WINSTAR-related cases, including the Bank's case, was lifted.

On November 1, 1996, the Bank filed a motion for summary judgment on liability. On January 27, 1997 the government filed a response opposing the Bank's motion and cross-moving for summary judgment. No decision has been rendered on the Bank's motion or the government's cross-motion. Discovery has begun.

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

Information regarding Long Island Bancorp, Inc. common stock and its price for the 1997 fiscal year appears on page 63 of the 1997 Annual Report under the caption "Market Price of Common Stock" and its incorporated herein by this reference.

As of September 30, 1997, Long Island Bancorp, Inc. had approximately 3,180 stockholders of record, not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

On December 22, 1994, Long Island Bancorp, Inc. adopted a dividend policy to pay an annual dividend, payable in equal quarterly installments, should the earnings of the Company warrant. Dividends of fifteen cents per Common Share have been paid in fiscal 1997 to shareholders as follows:


Declaration Date        Record Date              Payment Date
---------------------   --------------------     ----------------------
December 19, 1996       January 15, 1997         February 14, 1997
March 25, 1997          April 14, 1997           May 14, 1997
June 24, 1997           July 16, 1997            August 14, 1997
September 23, 1997      October 15, 1997         November 14, 1997

Long Island Bancorp, Inc. initiated its first, second, third and fourth stock repurchase programs on March 9, 1995, September 9, 1995, April 15, 1996 and April 21, 1997, respectively, as authorized by the OTS. As of September 30, 1997, Long Island Bancorp, Inc. repurchased 3,230,054 shares, or 13.45% of the outstanding common stock, at an aggregate cost of $83.9 million under the four stock repurchase plans.

ITEM 6.  SELECTED FINANCIAL DATA

Information regarding selected financial data appears on page 10 of the 1997 Annual Report and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information regarding management's discussion and analysis of financial condition and results of operations appears on pages 15 through 28 of the 1997 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding the financial statements and the Independent Auditors' Report appears on pages 29 through 62 of the 1997 Annual Report and is incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

None.

                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors and executive officers of the Registrant appears on pages 6 through 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 1998 under the captions "Board Nominees, Directors and Executive Officers," "Biographical Information - Directors and Board Nominees" and "- Executive Officers Who Are Not Directors" and is incorporated herein by this reference.


ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears on pages 15 through 18 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 1998 and is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners appears on page 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 1998 under the caption "Stock Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

Information regarding security ownership of management appears on pages 4 and 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 1998 under the caption "Stock Ownership of Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions appears on pages 11 and 12 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on February 17, 1998 under the caption "Transactions with Certain Related Persons" and is incorporated herein by this reference.

                                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.        FINANCIAL STATEMENTS

The following financial statements are included in the Company's Annual Report to Shareholders for the year ended September 30, 1997 and are incorporated by this reference:

-   Consolidated Statements of Financial Condition at September 30, 1997 and
    1996
- Consolidated Statements of Operations for each of the years in the three year period ended September 30, 1997
- Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three year period ended September 30, 1997
- Consolidated Statements of Cash Flows for each of the years in the three year period ended September 30, 1997
-   Notes to Consolidated Financial Statements
-   Independent Auditors' Report

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.


2.  FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(B)      REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF FISCAL 1997

Press release dated July 22, 1997 in connection with the earnings for the third quarter of fiscal year 1997.


Press release dated September 23, 1997 announced the declaration of the Company's twelfth consecutive quarterly dividend.

(C)      EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K


EXHIBIT
NUMBER
-------
3.1   Restated Certificate of Incorporation of Long Island Bancorp, Inc. (1)
3.2   Restated By-Laws of Long Island Bancorp, Inc. (1)
10.1  Employment Agreements between Long Island Bancorp, Inc. and Certain
      Officers
10.2 Employment Agreements or Other Arrangements between The Long Island Savings Bank, FSB and Certain Officers
10.3  The Long Island  Savings Bank, FSB Management Recognition and
      Retention Plans for Non-Employee Directors (2)
10.4 The Long Island Savings Bank, FSB Management Recognition and Retention Plan for Executive Officers (2)
10.5  Long Island Bancorp, Inc. 1994 Stock Incentive Plan (2)
10.6  Long Island Bancorp, Inc. 1994 Non-Employee Directors Stock Option
      Program (2)
10.7  Form of The Long Island Savings Bank, FSB Employee Stock Ownership
      Plan and Trust (1)
10.8  Long Island Bancorp Inc. Non-Employee Director Retirement Benefit Plan (3)
10.9  ESOP Loan Documents (1)
10.10 Amendment to The Long Island Savings Bank, FSB 401 (k) Savings Plan (4)
10.11 Amendments to Retirement Plan of The Long Island Savings Bank, FSB in Retirement System for Savings Institutions(4)
10.12 Form of The Long Island Bancorp, Inc. Non-Employee Directors Stock Compensation Plan
10.13 The Long Island Savings Bank, FSB Deferred Pension Plan (1)
10.14 Amendments to the ESOP (4)
10.15 Separation agreement with President of the Bank and Holding Company(4)
10.16 Separation agreement with Chief Lending Officer of the Bank and
      Holding Company
11.0  Statement Re: Computation of Per Share Earnings
13.0  1997 Annual Report to Shareholders
21    Subsidiaries of Registrant
27    Financial Data Schedule
99.0 Proxy Statement for the Annual Meeting of Stockholders to be held on February 17, 1998

(1) Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 33-73694

(2) Incorporated by reference to Exhibits filed with the Proxy Statement for the Special Meeting of Stockholders held August 3, 1994.

(3) Incorporated by reference to Exhibits filed with Form 10-K for the fiscal year ended September 30, 1994.

(4) Incorporated by reference to Exhibits filed with Form 10-K for the fiscal year ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of The Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONG ISLAND BANCORP, INC.              Dated: December 18, 1997
-------------------------
    (Registrant)


/s/ John J. Conefry, Jr.
------------------------
John J. Conefry, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


NAME                                        TITLE                         DATE
----                                        -----                         ----
/s/ John J. Conefry, Jr.      Chairman, Chief Executive Officer   December 18, 1997
------------------------      and Director                        -----------------
John J. Conefry, Jr.


/s/ Lawrence W. Peters        President, Chief                    December 18, 1997
----------------------        Operating Officer and Director      -----------------
Lawrence W. Peters


/s/ Mark Fuster
-----------------------                                           December 18, 1997
Mark Fuster                   Chief Financial Officer             -----------------


/s/ Bruce M. Barnet                                               December 18, 1997
-----------------------                                           -----------------
Bruce M. Barnet               Executive Vice President
                              and Director


/s/ Clarence M. Buxton                                            December 18, 1997
-----------------------                                           -----------------
Clarence M. Buxton            Director


/s/ Edwin M. Canuso                                               December 18, 1997
-----------------------                                           -----------------
Edwin M. Canuso               Director


/s/ Richard F. Chapdelaine                                        December 18, 1997
--------------------------                                        -----------------
Richard F. Chapdelaine        Director


/s/ Brian Conway                                                  December 18, 1997
-----------------------                                           -----------------
Brian Conway                  Director


/s/ Robert J. Conway                                              December 18, 1997
------------------------                                          -----------------
Robert J. Conway              Director


/s/ Frederick DeMatteis                                           December 18, 1997
------------------------                                          -----------------
Frederick DeMatteis           Director


/s/ George R. Irwin                                               December 18, 1997
------------------------                                          -----------------
George R. Irwin               Director


/s/ Herbert J. McCooey                                            December 18, 1997
------------------------                                          -----------------
Herbert J. McCooey            Director


NAME                                TITLE                               DATE
----                                -----                               ----

/s/ Robert S. Swanson, Jr.                                        December 18, 1997
------------------------                                          -----------------
Robert S. Swanson, Jr.        Director


/s/ James B. Tormey                                               December 18, 1997
------------------------                                          -----------------
James B. Tormey               Director


/s/ Leo J. Waters                                                 December 18, 1997
------------------------                                          -----------------
Leo J. Waters                 Director


/s/ Donald D. Wenk                                                December 18, 1997
------------------------                                          -----------------
Donald D. Wenk                Director