Form 10-Q
period 1997-12-31
LONG ISLAND BANCORP INC
filed 1998-02-17
CIK 916837

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended December 31, 1997.

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

               24,028,550 Shares were outstanding as of December 31, 1997

                               LONG ISLAND BANCORP, INC.
                                      FORM 10-Q
                                        INDEX

PART I - FINANCIAL INFORMATION                                                          Page
ITEM 1.        Financial Statements

               Consolidated Statements of Financial Condition at
                    December 31, 1997 and September 30, 1997                                                 3

               Consolidated Statements of Operations for the three months ended
                    December 31, 1997 and 1996                                                               4

               Consolidated Statement of Changes in Stockholders' Equity for the
                    three months ended December 31, 1997                                                     5

               Consolidated Statements of Cash Flows for the three months ended
                    December 31, 1997 and 1996                                                               6

               Notes to the Consolidated Financial Statements                                              7 - 8

ITEM 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                    8 - 17

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk                                 18 - 19


PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                                             20

ITEM 2.        Changes in Securities                                                                         21

ITEM 3.        Defaults Upon Senior Securities                                                               21

ITEM 4.        Submission of Matters to a Vote of Security Holders                                           21

ITEM 5.        Other Information                                                                             21

ITEM 6.        Exhibits and Reports on Form 8-K                                                              22

               Signature Page                                                                                23

                            LONG ISLAND BANCORP, INC.
                                  AND SUBSIDIARY
                    Consolidated Statements of Financial Condition
                          (In thousands, except share data)
                                                                                   December 31,          September 30,
                                                                                       1997                 1997
                                                                                 -----------------   -------------------
      A S S E T S
Cash and cash equivalents (including interest-earning assets
of $53,105 and $9,735, respectively)                                            $         121,028    $           43,705
Investment in debt and equity securities, net:
      Available-for-sale                                                                  292,064               138,578
Mortgage-backed securities, net:
      Held-to-maturity (estimated fair value of
         $19,959 and $20,188, respectively)                                                21,957                22,223
      Available-for-sale                                                                1,689,292             1,808,471
Stock in Federal Home Loan Bank of New York, at cost                                       48,724                48,724
Loans held for sale                                                                       188,744               157,617
Loans receivable held for investment, net:
      Real estate loans, net                                                            3,330,109             3,333,185
      Commercial loans, net                                                                 9,393                 6,465
      Other loans, net                                                                    181,246               178,325
                                                                                 -----------------   -------------------
      Loans, net                                                                        3,520,748             3,517,975
      Less allowance for possible loan losses                                            (33,734)              (33,881)
                                                                                 -----------------   -------------------
      Total loans receivable held for investment, net                                   3,487,014             3,484,094
Mortgage servicing rights, net                                                             44,176                41,789
Office properties and equipment, net                                                       87,007                88,466
Accrued interest receivable, net                                                           33,299                35,334
Investment in real estate, net                                                             10,366                 9,103
Deferred taxes                                                                             16,529                16,547
Excess of cost over fair value of assets acquired                                           4,961                 5,069
Prepaid expenses and other assets                                                          27,363                31,064
                                                                                 -----------------   -------------------
Total assets                                                                     $      6,072,524    $        5,930,784
                                                                                 =================   ===================

      L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y
Liabilities:
      Deposits                                                                   $      3,742,432    $        3,730,503
      Official checks outstanding                                                          53,533                26,840
      Borrowed funds,net                                                                1,613,934             1,501,456
      Mortgagors' escrow payments                                                          48,169                69,353
      Accrued expenses and other liabilities                                               57,203                56,257
                                                                                 -----------------   -------------------
Total liabilities                                                                       5,515,271             5,384,409
Stockholders' equity:
      Preferred stock ($0.01 par value, 5,000,000 shares authorized;
         none issued)
                                                                                    ---                 ---
      Common stock ($0.01 par value, 45,000,000 shares authorized;
         26,816,464 shares issued, 24,028,550 and 24,022,924 outstanding,
         respectively)                                                                        268                   268
      Additional paid-in capital                                                          310,238               309,372
      Unallocated Employee Stock Ownership Plan                                          (17,887)              (18,079)
      Unearned Management Recognition & Retention Plan                                    (3,409)               (3,816)
      Unrealized gain on securities available-for-sale, net of tax                         12,444                12,947
      Retained income-partially restricted                                                329,522               319,756
      Treasury stock, at cost (2,787,914 and 2,793,540 shares, respectively)             (73,923)              (74,073)
      ..........
                                                                                 -----------------   -------------------
Total stockholders'  equity                                                               557,253               546,375
                                                                                 -----------------   -------------------
Total liabilities and stockholders' equity                                       $      6,072,524    $        5,930,784
                                                                                 =================   ===================

See accompanying notes to unaudited consolidated financial statements.

                                                LONG ISLAND BANCORP, INC.
                                                     AND SUBSIDIARY
                                          Consolidated Statements of Operations
                                      (In thousands, except for per share data)

                                              FOR THE THREE MONTHS ENDED
                                                    DECEMBER 31,
                                     -------------------------------------------
                                                 1997          1996
                                           ------------- -------------
Interest income:
   Real estate loans                       $     65,339  $     59,159
   Commercial loans                                 151           178
   Other loans                                    4,296         3,904
   Mortgage-backed securities                    28,579        28,999
   Debt and equity securities                     6,152         3,730
                                           ------------- -------------
        Total interest income                   104,517        95,970
                                           ------------- -------------
Interest expense:
   Deposits                                      41,442        39,438
   Borrowed funds                                24,108        16,276
                                          ------------- -------------
        Total interest expense                   65,550        55,714
                                          ------------- -------------
        Net interest income                      38,967        40,256
Provision for possible loan losses                1,500         1,500
                                          ------------- -------------
        Net interest income after
        provision for possible loan losses       37,467        38,756

                                          ------------- -------------
Non-interest income:
   Fees and other income:
      Loan fees and service charges                 838         1,006
      Loan servicing fees                         2,584         3,382
      Income from insurance and securities
      commissions                                   690           507
      Deposit service fees                        1,453         1,528
                                          ------------- -------------
        Total fee income                          5,565         6,423
      Other income                                  993           861
                                          ------------- -------------
        Total fees and other income               6,558         7,284
                                          ------------- -------------
   Net gains on sale activity:
      Net gains on loans and mortgage-backed
      securities                                  3,959         1,975
      Net gain (loss) on investment in
      debt and equity securities                    219            99
                                           ------------- -------------
        Total net gains on sale activity          4,178         2,074
   Net gain (loss) on investment in real           (443)         (515)
   estate and premises                     ------------- -------------
        Total non-interest income                10,293         8,843

Non-interest expense:
   General and administrative expense:
      Compensation, payroll taxes and fringe
      benefits                                   14,310        14,128
      Advertising                                   607         1,255
      Office occupancy and equipment              5,489         5,397
      Federal insurance premiums                    796         1,903
      Other general and administrative expense    4,276         4,265
                                            ------------- -------------
        Total general and administrative
        expense                                  25,478        26,948
   Litigation expense - goodwill lawsuit            593           359
   Amortization of excess of cost over fair
   value of assets acquired                         108           110
        Total non-interest expense               26,179        27,417
                                            ------------- -------------
Income before income taxes                       21,581        20,182
Provision for income taxes                        8,399         8,248
                                            ------------- -------------
Net income                                 $     13,182  $     11,934
                                            ============= =============

Basic earnings per common share            $       0.59  $       0.53
                                            ============= =============

Diluted earnings per common share          $       0.57  $       0.51
                                            ============= =============

(a) Net income per share amounts for the period ended December 31, 1996, has been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128 , "Earnings per Share". SFAS No. 128 replaces primary earnings per share ("EPS") with basic EPS and fully diluted EPS with diluted EPS.

See accompanying notes to unaudited consolidated financial statements.


                                           LONG ISLAND BANCORP, INC.
                                                 AND SUBSIDIARY
                            Consolidated Statement of Changes In Stockholders' Equity
                                      Three Months Ended December 31, 1997
                                        (In thousands, except share data)

                                                   UNALLOCATED    UNEARNED    UNREALIZED
                                                     EMPLOYEE     MANAGEMENT    GAIN ON      RETAINED
                                       ADDITIONAL      STOCK     RECOGNITION   SECURITIES     INCOME -
                             COMMON     PAID-IN      OWNERSHIP   & RETENTION   AVAILABLE     PARTIALLY      TREASURY
                              STOCK     CAPITAL        PLAN          PLAN       FOR SALE     RESTRICTED      STOCK      TOTAL
                           ---------- ------------ ------------ ------------  ------------  ------------- -----------  ---------

Balance at September 30,
1997                       $   268    $ 309,372    $(18,079)  $    (3,816)  $    12,947      $ 319,756    $ (74,073)   $ 546,375

Net income                                                                                      13,182       13,182

Allocation/amortization
of ESOP and MRP stock and
related tax benefits                        809         192           407                                                  1,408

Change in unrealized
gains on securities
available-for-sale,                                                               (503)                                     (503)
net of taxes

Dividends                                                                                               (3,336)           (3,336)

Exercise of stock
options (5,626 shares)                      57                                                    (80)          150          127
and related tax benefits

                         ---------- -----------   ----------   ----------    ------------  ------------  -----------  -----------
Balance at December       $   268    $ 310,238    $ (17,887)    $ (3,409)     $  12,444     $  329,522    $ (73,923)   $ 557,253
31, 1997
                         ========== ===========  ============  ===========   ============= =============  ==========  ===========

See accompanying notes to unaudited consolidated financial statements.


                                                                                       7
                                                                           LONG ISLAND BANCORP, INC.
                                                                                 AND SUBSIDIARY
                                                                     Consolidated Statements of Cash Flows
                                                                                 (In thousands)

                                                                            For the Three Months Ended
                                                                           -----------------------------
                                                                                    December 31,
                                                                           -----------------------------
                                                                               1997              1996
                                                                           ------------      -----------
Operating activities:
   Net income                                                              $    13,182       $   11,934
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible loan losses                                            1,500            1,500
   Write-off of real estate owned and investment in real estate                    102              141
   Gains on sale of real estate owned and investment in real estate,              (81)             (42)
   net
   Depreciation and amortization                                                 5,219            3,550
   Amortization of premiums, net of discount accretion-debt, equity and mortgage-backed
    securities                                                                 (1,421)                7
   Accretion of discounts, net of amortization of premiums-purchase                 66              219
   accounting
       and goodwill amortization
   Employee Stock Ownership Plan/Management Recognition & Retention              1,248            2,139
   Plan expense.
   Gains on sales of loans and mortgage-backed securities, net                 (3,959)          (1,975)
   Originations of loans held-for-sale, net of proceeds from sales            (33,689)         (31,759)
   Gains on sales of debt and equity securities, net                             (219)             (98)
   Decrease (increase) in accrued interest receivable                            2,035             (85)
   Increase (decrease) in accrued and other liabilities                            946         (49,571)
   Increase in official checks outstanding                                      26,693            6,097
   Increase in prepaid expenses, deferred taxes and other assets                 3,721            7,899
   Net increase (decrease) in unearned income                                      852          (4,546)
                                                                           ------------      -----------
    Net cash provided (used) by operating activities                            16,195         (54,590)
                                                                           ------------      -----------
Investing activities:
   Proceeds from sales of debt and equity securities,                              219           15,000
   available-for-sale
   Proceeds from sales of mortgage-backed securities,                          311,316          173,521
   available-for-sale
   Proceeds from maturities of and principal payments on debt and              173,626           36,263
   equity securities
   Principal payments on mortgage-backed securities                            118,592           70,186
   Purchases of debt and equity securities, available-for-sale               (325,104)         (33,921)
   Purchases of mortgage-backed securities, available-for-sale               (190,140)         (50,015)
   Originations and purchases of loans held-for-investment, net of           (128,656)         (484,280)
   principal payments
   Proceeds from sale of real estate owned, office properties and                3,086            1,871
   equipment
   Purchases of office properties and equipment                                (1,535)          (2,544)
   Purchase of mortgage servicing rights                                           ---          (4,045)
                                                                           ------------      -----------
    Net cash used by investing activities                                     (38,596)         (277,964)
                                                                           ------------      -----------
Financing activities:
   Net increase in demand deposits, NOW accounts and savings accounts.          11,878            3,752
   Net decrease in mortgagors' escrow accounts                                (21,184)         (19,816)
   Net increase  in certificates of deposit                                         51           24,363
   Costs to repurchase common stock                                                ---          (5,992)
   Proceeds from the exercise of stock options                                      70              221
   Cash dividends paid on common stock                                         (3,569)          (2,427)
   Net increase (decrease) in short-term borrowings                              4,580         (10,994)
   Net increase in long-term borrowings                                        107,898          433,921
                                                                           ------------      -----------
    Net cash provided by financing activities                                   99,724          423,028
                                                                           ------------      -----------
    Increase in cash and cash equivalents                                       77,323           90,474
   Cash and cash equivalents at the beginning of the quarter                    43,705           76,348
                                                                           ------------      -----------
   Cash and cash equivalents at the end of the quarter                     $   121,028       $  166,822
                                                                           ============      ===========
Supplemental disclosures of cash flow information:
   Cash paid during the quarters for:
    Interest on deposits and borrowed funds                                $    59,393       $   54,058
                                                                           ============      ===========
    Income taxes                                                           $     5,295       $    3,845
                                                                           ============      ===========
   Non-cash investing activities:
    Additions to real estate owned, net                                    $     3,656       $    3,013
                                                                           ============      ===========
    Securitization of loans                                                $   119,932       $  191,306
                                                                           ============      ===========

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

         The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's interim financial condition as of the dates indicated and the results o operations for the periods shown. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and of income and expenses for the periods presented in the statement of operations. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

         These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the fiscal year ended September 30, 1997.

         Certain reclassifications have been made to conform the prior period's consolidated financial statements to the current presentation.

2.       Earnings Per Share of Common Stock

         Basic EPS is determined by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the entity. The weighted average number of common shares outstanding for basic and dilutive EPS calculations for the three months ended are presented on page 15 herein. The additional number of shares included in the calculation of diluted EPS due to dilutive options was 883,890 and 780,864, respectively for the quarters ended December 31, 1997 and 1996.

3.       Cash and Cash Equivalents

         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". This statement establishes standards for computing and presenting EPS for entities with publicly held common stock and common stock equivalents. The statement simplifies the computations of EPS that were previously found in APB Opinion No. 15 "Earnings Per Share". This statement requires a reconciliation of the numerator and denominator of the two EPS calculations and the restatement of all prior period EPS data presented after adoption.

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.


4.       Recent Developments

         On December 18, 1997, the Company announced the declaration of its thirteenth quarterly dividend, in the amount of fifteen cents ($0.15) per common share. The dividend is payable on February 13, 1998 to shareholders of record at the close of business on January 14, 1998.


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

Financial Condition

Total assets at December 31, 1997 were $6.1 billion, an increase of $141.7 million, or 2.4%, from September 30, 1997. The increase in assets is principally due to an increase in investment in debt and equity securities available for sale of $153.5 million, to $292.1 million at December 31, 1997 from $138.6 million at September 30, 1997. Further contributing to the growth in assets was the increase in cash and cash equivalents of $77.3 million, to $121.0 million at December 31, 1997 from $43.7 million at September 30, 1997 and an increase in total net loans held for investment and for sale of $34.0 million, to $3.7 billion at December 31, 1997. Partially offsetting these increases was a reduction of $119.2 million, or 6.5%, in mortgage-backed securities available for sale to $1.7 billion at December 31, 1997 from $1.8 billion at September 30, 1997.

Non-performing assets increased by $0.1 million, or 0.2%, to $53.8 million at December 31, 1997 from $53.7 million at September 30, 1997, reflecting a $1.3 million increase in real estate owned offset by a $1.2 million decrease in non-performing loans. Despite the marginal increase in non-performing assets, the ratios of non-performing assets to total assets and non-performing loans to total gross loans improved by 2 basis points to 0.89% at December 31, 1997 from 0.91% at September 30, 1997 and 4 basis points to 1.24% at December 31, 1997 from 1.28% at September 30, 1997, respectively. This improvement reflects the growth in total assets and total gross loans.

Total liabilities at December 31, 1997 were $5.5 billion, an increase of $130.9 million since September 30, 1997. The increase in total liabilities primarily reflects an increase in borrowed funds of $112.5 million, or 7.5%, to $1.6 billion at December 31, 1997 from $1.5 billion at September 30, 1997 and an increase in total deposits of $11.9 million, or 0.3%, when compared with September 30, 1997.

Stockholders' equity increased by $10.9 million, or 2.0%, to $557.3 million at December 31, 1997 from $546.4 million at September 30, 1997. The increase consists of earnings of $13.2 million, $1.4 million related to the Company's stock benefit plans and $0.1 million related to the exercise of stock options and the related tax benefits. These increases were partially offset by a decline of $0.5 million in unrealized gains on securities classified as available-for-sale, net of tax, and the declaration of $3.3 million in dividends. At December 31, 1997, the Company's ratio of stockholders' equity to total assets was 9.18% and book value per share was $23.19.


Liquidity, Regulatory Capital and Capital Resources

General. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities ("MBS`s") and other securities. While maturities and scheduled amortization of loans and MBS`s are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company uses borrowings as an alternative and sometimes a less costly source of funds. The Company's primary sources of borrowings are through the sales of securities under agreements to repurchase ("reverse-repurchase agreements"), a funding note issued in fiscal 1996 and a medium-term note issued in fiscal 1997.

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. During November 1997, the OTS lowered the liquidity requirements from 5% to 4% of the Bank`s liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements,expanded the types of assets that can be considered liquid and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. At December 31, 1997, the Banks liquid asset ratio was 22.31%. The current liquidity ratio is above the regulatory requirements in accordance with the Banks investment objective of investing in short-term debt securities and MBS`s. Future levels may vary.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The primary investment activity of the Bank is the origination and purchase of real estate loans and other loans. During the three months ended December 31, 1997, the Bank originated or purchased real estate loans in the amount of $617.9 million, including $4.8 million which represents the bulk purchase of loans, and other loans in the amount of $26.3 million. The Bank purchases mortgage-backed securities to reduce liquidity not otherwise required to meet loan demand. Purchases of mortgage-backed securities totaled $187.9 million for the three months ended December 31, 1997. Other investing activities may include investing in U.S. government securities, federal agency obligations and asset-backed securities.

Liquidity management of the Company is both a daily and long-term component of management's strategy. Excess funds are generally invested in short-term and intermediate-term securities. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of Federal Home Loan Bank ("FHLB") advances, reverse-repurchase agreements and additional borrowing of up to $700.0 million under the Bank`s medium-term note program. In addition, the Bank may access funds, if necessary, through lines of credit totaling $150.0 million at December 31, 1997 from an unrelated financial institution.

In accordance with the requirements of the "OTS" the Bank established a liquidation account in the amount equal to its capital as of the date of the latest consolidated statement of condition appearing in the final prospectus related to the Company's initial public offering April 1994. The liquidation account is maintained for the benefit of eligible pre-conversion depositors who continue to maintain their account at the Bank after the conversion. The liquidation account is reduced annually to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend on or to repurchase any of its capital stock if the effect would be to cause the Bank's regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Bank, the Company is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Bank. The Company is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

Regulatory Capital Position. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At December 31, 1997, the Bank exceeded each of the three OTS capital requirements, as illustrated on page 15 herein.

Comparison of Operating Results for the Three Months Ended December 31, 1997 and 1996

General. The Company had net income of $13.2 million and diluted EPS of $0.57 for the quarter ended December 31, 1997 ("1997 quarter"). For the quarter ended December 31, 1996 ("1996 quarter"), net income was $11.9 million and diluted EPS of $0.51 per share. Basic EPS for the 1997 and 1996 quarters were $0.59 and $0.53, respectively.

Net Interest Income. Net interest income decreased by $1.3 million, or 3.2% to $39.0 million in the 1997 quarter from $40.3 million in the 1996 quarter.
The decrease in net interest income primarily reflects a 42 basis point decline in the net interest margin to 2.67% for the 1997 quarter from 3.09% for the 1996 quarter. Contributing to the lower margin were declines in the average yield on MBS's and real estate loans of 36 and 16 basis points, respectively, resulting from the flattening of the treasury yield curve and increased competition for mortgage loan originations. The cost of interest-bearing liabilities increased on the other hand, further constricting the net interest margin. The increased cost of deposit liabilities arose from rising short term interest rates and the migration of lower-cost core deposits into time deposits. The rise in the cost of borrowed funds is primarily due to an increase in the three month LIBOR rate. Further contributing to the decline in the net interest margin was the increase in average borrowed funds and average deposits. Average borrowed funds increased by $504.2 million, or 44.5%, to $1.6 billion for the quarter ended December 31, 1997 as compared with $1.1 billion for the quarter ended December 31, 1996. Average deposits increased $86.8 million to $3.8 billion at December 31, 1997 as compared with $3.7 billion at December 31, 1996. The primary investment vehicle used by the Company for the additional borrowed funds and deposits was real estate loans. Average real estate loans increased by $397.7 million to $3.5 billion at December 31, 1997 as compared with $3.1 billion at December 31, 1996.

Provision for Possible Loan Losses. The provision for possible loan losses was $1.5 million for both the 1997 quarter and 1996 quarter. Non-performing loans decreased by $6.7 million to $45.9 million at December 31, 1997 compared with $52.6 million at December 31, 1996. At December 31, 1997, the ratio of the allowance for possible loan losses to non-performing loans improved to 73.47% from 63.64% at December 31, 1996. Although management considers the allowance for possible loan losses to be adequate at December
31, 1997, if general economic trends and real estate values were to decline, the level of non-performing loans may increase. Such an increase could result in greater provisions for possible loan losses thereby adversely affecting future operating results.

Non-Interest Income. Total non-interest income increased by $1.5 million, or 16.4%, to $10.3 million during the 1997 quarter compared with $8.8 million for the 1996 quarter. The increase in total non-interest income primarily reflects increases in the net gains on asset sales of $2.1 million and an increase of $0.2 million in income from insurance and securities commissions. Net gains on asset sales increased primarily due to the Company's mortgage banking activities and greater profits from the sale of mortgage-backed securities available for sale. The effect of these increases was partially offset by decreases of $0.8 million in loan servicing fee income and $0.2 million in loan fees and service charges. The decline in loan service fee income is due to the run off of higher yielding fees from previously securitized home equity loans and the replacement with lower yielding fees from one-to-four family loans serviced for others.

Non-Interest Expense. Total non-interest expense decreased by $1.2 million, or 4.5%, to $26.2 million in the 1997 quarter from $27.4 million in the 1996 quarter. Contributing to this decrease were reductions in federal insurance premiums of $1.1 million and advertising expense of $0.6 million. Federal insurance premiums decreased due to the 1996 enactment of the BIF/SAIF legislation. The decrease in advertising costs reflects the timing of certain initiatives. Prospectively, advertising costs may increase to levels similar to last fiscal year. Partially offsetting this decrease was an increase in compensation and benefits expense of $0.2 million. This increase was attributable to an increase in salaries expense of $0.9 million offset by a decrease in employee benefits of $0.7 million, resulting from the stock-based benefit plan modifications which took effect January 1, 1997.

Provision for Income Taxes. Income tax expense increased by $0.2 million, or 1.8%, to $8.4 million in the 1997 quarter from $8.2 million in the 1996 quarter. This increase primarily reflects higher pre-tax income partially offset by a 200 basis point reduction in the effective tax rate to 38.92% in the 1997 quarter from 40.87% in the 1996 quarter. The decline in the effective tax rate reflects tax planning initiatives.


Year 2000

The Company has developed preliminary plans to address the possible exposures related to the impact on its computer systems of the year 2000. Key financial, information and operational systems are being assessed and plans are being developed to address system modifications required by December 31, 1999. At this time, the Company has not yet determined the cost, which will be expensed as incurred, of evaluating its computer software or databases, or of making any modifications required to correct any year 2000 problems. While the Company believes it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation and any year 2000 compliance failures could result in additional expense to the Company.


Impact of New Accounting Standards

Effective January 1, 1997, the Company adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" except for those transactions that are governed by SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement
No. 125". SFAS 127 was issued in December 1996 to extend the effective date of the provisions of SFAS 125 as they relate to secured borrowings, collateral and repurchase agreements, dollar rolls, securities lending and similar transactions for one year. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS 76, "Extinguishment of Debt", and SFAS 77, "Reporting by Transferors for Transfers of Receivable with Recourse", and SFAS 122, "Accounting for Mortgage Servicing Rights", and amends SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", and SFAS 65, "Accounting for Certain Mortgage Banking Activities". The Company does not expect SFAS 125, as amended by SFAS 127, to have a material effect on its financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The statement establishes standards for reporting and display of comprehensive income and its components. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined the impact of SFAS 130 on its financial statements.

In June 1997, the FASB issued Statement of Financial  Accounting  Standards
No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. As the requirements of SFAS 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations. Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q Report includes forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations and the results discussed in these forward looking statements. Factors that could cause such a difference include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in real estate values, interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the SEC.

Average Balance Sheet

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the three months ended December 31, 1997 and 1996, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                            FOR THE THREE MONTHS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------------------------

                                                     1997                                            1996
                                  --------------------------------------------   ----------------------------------------------
                                                                  AVERAGE                                          AVERAGE
                                     AVERAGE                      YIELD\            AVERAGE                        YIELD\
                                     BALANCE       INTEREST        COST             BALANCE         INTEREST        COST
                                  --------------  ------------  --------------   --------------  ------------- ----------------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS

Interest-earning cash
    equivalents                   $      67,104   $       920          5.44 %    $      58,388   $        766          5.20 %
Debt and equity securities
    and FHLB-NY stock, net (1)          328,775         5,232          6.37            213,001          2,964          5.57
Mortgage-backed securities,           1,762,043        28,579          6.49          1,693,945         28,999          6.85
net (1)
Real estate loans, net (2)            3,503,208        65,339          7.46          3,105,539         59,159          7.62
Commercial and other loans,             172,621         4,447         10.30            140,214          4,082         11.65
net (2)
                                  --------------  ------------  ------------     --------------  ------------- -------------
Total interest-earning assets         5,833,751       104,517          7.17          5,211,087         95,970          7.37
Other non-interest-earning              236,483                                        300,439
assets
                                  --------------  ------------                   --------------  -------------
Total assets                      $   6,070,234   $   104,517                    $   5,511,526   $     95,970
                                  ==============  ============                   ==============  =============

INTEREST BEARING LIABILITIES
Deposits, net                     $   3,795,388   $    41,442          4.33 %    $   3,708,611   $     39,438          4.22 %
Borrowed funds                        1,637,739        24,108          5.84          1,133,506         16,276          5.70
                                  --------------  ------------  ------------     --------------  ------------- -------------
Total interest-bearing                5,433,127        65,550          4.79          4,842,117         55,714          4.56
liabilities
Non-interest-bearing                     87,198                                        144,903
liabilities
                                  --------------                                 --------------
Total liabilities                     5,520,325                                      4,987,020
Total stockholders' equity              549,909                                        524,506
                                  --------------  ------------  ------------     --------------  ------------- -------------
Total liabilities and
stockholders'
  equity                          $   6,070,234   $    65,550                    $   5,511,526   $     55,714
                                  ==============  ------------                   ==============  -------------
Net interest income/spread (3)                    $    38,967          2.38 %                    $     40,256          2.80 %
                                                  ============  ============                     ============= =============
Net interest margin as %
    of interest-earning assets                                         2.67 %                                          3.09 %
    (4)
                                                                ============                                   =============
Ratio of interest-earning
assets to
    interest-bearing                                                 107.37 %                                        107.62 %
    liabilities
                                                                ============                                   =============

(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $22.0 million and $15.8 million, before tax, from SFAS 115 for the three months ended December 31, 1997 and 1996, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                Three Months Ended December 31, 1997
                                                            Compared to
                                                Three Months Ended December 31, 1996
                                                        Increase/(Decrease)
                                              -----------------------------------------
                                                               Due to
                                              -----------------------------------------
                                                Volume          Rate           Net
                                              ------------  -------------  ------------
                                                            (In thousands)
Interest-earning assets:
     Interest-earning cash
         equivalents(1)                       $       118   $         36   $       154

     Debt and equity securities(2)(3)               1,794            474         2,268

     Mortgage-backed securities(3)                  1,140        (1,560)          (420)

     Real estate loans(4)                           7,439        (1,259)         6,180

     Commercial and other loans(4)                    871          (506)           365

                                              ------------  -------------  ------------
             Total                                 11,362        (2,815)         8,547

                                              ------------  -------------  ------------

Interest-bearing liabilities:
     Deposits                                         935          1,069         2,004

     Borrowed funds                                 7,413            419         7,832

                                              ------------  -------------  ------------
             Total                                  8,348          1,488         9,836

                                              ------------  -------------  ------------
Net change in interest income                 $     3,014   $    (4,303)   $   (1,289)

                                              ============  =============  ============

(1) Cash equivalents include amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.
(2)  Includes FHLB-NY stock.
(3) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $22.0 million and $15.8 million, before tax, from SFAS 115 for the three months ended December 31, 1997 and 1996, respectively.
(4) In computing the volume and rate components of net interest income for loans, non-performing loans and loans held for sale have been included.

                                          LONG ISLAND BANCORP, INC.
                                                 AND SUBSIDIARY
                                              FINANCIAL HIGHLIGHTS


                                                     At or for the Three Months
                                                         Ended December 31,
                                                  ----------------------------------

                                                      1997                1996
                                                  --------------     ---------------

Selected Financial Ratios: (a)
Return on average assets ......................          0.87%              0.87%
Return on average stockholders' equity ........          9.59               9.10
Average stockholders' equity to average assets.          9.06               9.52
Stockholders' equity to total assets ..........          9.18               9.13
Interest rate spread during period.............          2.38               2.80
Net interest margin............................          2.67               3.09
Operating expenses to average assets...........          1.68               1.96
Efficiency ratio (b)...........................         55.96              56.68
Average interest-earning assets to average
interest-bearing liabilities                           107.37             107.62
Net interest income to operating expenses .....         1.53x               1.49x

Selected Data:
Basic earnings per share.......................         $0.59              $0.53
Weighted average number of shares outstanding
 .for basic earnings per share computation (c)..    22,295,110         22,695,520
Diluted earnings per share.....................         $0.57              $0.51
Weighted average number of shares outstanding
   for  diluted earnings per share computation     23,179,000         23,476,384
(c).........
Book value per share...........................        $23.19             $21.49
Number of shares outstanding for book value per
   share computation...........................    24,028,550         24,458,346
Cash dividends declared per share..............         $0.15              $0.15
Dividend payout ratio..........................        26.32%              29.41%


                                                                 At December 31,
                                                                  ----------------------------

                                                                     1997             1996
                                                                  ------------     -----------

Asset Quality Ratios:
Non-performing loans to total gross loans....................          1.24%           1.53%
Non-performing assets to total assets........................          0.89            1.08
Allowance for possible loan losses to non-performing loans...         73.47           63.64


Regulatory Capital at December 31, 1997 for The Long Island Savings Bank, FSB:

                                                     Regulatory                  Regulatory                   Excess
                                                       Capital                     Capital                    Capital
                                                     Requirement                    Level                      Level

                                                     Amount  Percent (d)       Amount     Percent (d)    Amount      Percent (d)

                           .........                                   (Dollars in thousands)
Tangible capital (e).......................       $  90,152     1.50%          $442,895     7.37%         $352,743     5.87%
Core capital (e)...........................         180,303     3.00            442,895     7.37           262,592     4.37
Risk-based capital (f).....................         241,182     8.00            476,629    15.81           235,447     7.81

(a) Ratios for the three months ended December 31, 1997 and 1996 were calculated on an annualized basis.
(b) Amount is determined by dividing total general and administrative expense by net interest income (before the provision for possible loan losses) plus total fee income.
(c) The weighted average common shares outstanding for periods prior to December 31, 1997, have been restated to reflect the adoption of SFAS
     No. 128.
(d) Tangible and core capital levels are shown as a percentage of total adjusted assets, as computed based on regulatory guidelines. Risk-based capital levels are shown as a percentage of risk-weighted assets.
(e) This figure represents GAAP capital excluding the effect of SFAS 115, goodwill and a portion of mortgage servicing rights.
(f) The difference between GAAP capital and regulatory risk-based capital represents the exclusion of the effect of SFAS 115, goodwill, a portion of mortgage servicing rights and an addition for the allowance for possible loan losses.

Allowance for Possible Loan Losses

The following is a summary of the Company's provisions and allowance for possible loan losses:

                                      Three Months Ended
                                          December 31,
                               ------------------------------

                                    1997              1996
                                ------------     -------------
                                         (In thousands)
Opening allowance                $33,881          $33,912

Provision                          1,500            1,500

Net charge-offs                   (1,647)          (1,924)
                               -------------     ------------

Ending allowance                 $33,734          $33,488
                               =============     ============

Non-Performing Assets

Loans are considered non-performing if they are in foreclosure and/or are 90 or more days delinquent (excluding those restructured loans that have been returned to performing status after developing a satisfactory payment history generally six months). Loans, other than education loans, accrue interest until considered doubtful of collection by management, but in no case beyond 90 days delinquent. Consumer loans (other than education loans) are generally written off upon becoming 120 days delinquent in the case of installment loans and 180 days in the case of revolving credit lines. Delinquent interest on education loans continues to accrue, however, since these loans are backed by a government agency guarantee and all interest and principal is ultimately expected to be received. Once management reaches a decision to place a loan on non-accrual status, all delinquent previously accrued interest on such loan is reversed against previously recorded income.

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

                                                                                 December 31,           September 30,
                                                                                     1997                    1997
                                                                              -------------------    ---------------------

                                                                                      (Dollars in thousands)

Non-performing loans (1):
Residential:
     One-to-four family                                                            $38,042                  $37,621
     Co-operative apartments                                                         1,167                    1,207
     Home equity                                                                     1,408                    1,478
     Second mortgage                                                                   ---                      172
     Multi-family                                                                      244                      246
       Total residential                                                            40,861                   40,724
Non-residential:
     Commercial real estate.                                                         2,905                    2,923
     Construction                                                                      ---                      453
     Land                                                                               30                      585
Total real estate loans (2)                                                         43,796                   44,685
Other loans (3)                                                                      2,122                    2,389
Total non-performing loans                                                          45,918                   47,074
Real estate owned net (4)                                                            7,906                    6,643

Total non-performing assets                                                        $53,824                  $53,717

Non-performing loans to total gross loans                                             1.24%                    1.28%
Non-performing assets to total assets                                                 0.89                     0.91
Non-performing assets to total stockholders' equity and
  allowance for possible loan losses                                                  9.11                     9.26

Allowance for possible loan losses to non-performing loans                           73.47                    71.97
Allowance for possible loan losses to total gross loans                               0.90                     0.92

(1) All non-performing loans are in non-accrual status. There are no loans 90 days or more past due and still accruing interest (other than education loans which are guaranteed).
(2) Includes loans considered impaired in accordance with SFAS 114 in the amount of $0.6 million at September 30, 1997 for which there is a related allowance for possible loan losses.
(3) Includes commercial loans considered impaired in accordance with SFAS 114 in the amount of $0.3 million at both December 31, 1997 and September 30, 1997 for which there is a related allowance for possible loan losses.
(4) Included in Investment in real estate on the Consolidated Statements of Financial Condition.

Item 3.  Disclosures about Market risk


The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are anticipated by the Company,based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown to reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Prepayment assumptions ranging from 0% to 15% per year were applied, dependent upon the loan type and coupon. Run-off rate assumptions for passbook savings, statement savings, NOW and money market accounts, in the one year or less category, were 51%, 51%, 40% and 100% respectively, rather than the OTS assumptions which, in the one year or less period, are 17%, 17%, 37% and 79%, respectively. These withdrawal rates and prepayment assumptions are based on assumptions and analyses prepared internally and are used in preparing the Regulatory Thrift Bulletin-13 Report and the quarterly management reports. These assumptions were used rather than the assumptions published by the OTS because management believes they are more indicative of the actual prepayments and withdrawals experienced by the Company. The assumptions do not reflect any increases or decreases in interest rates paid on various categories of deposits (whether by the Company or in general) since December 31, 1997.

                                                  INTEREST RATE SENSITIVITY GAP ANALYSIS
                                                           AT DECEMBER 31, 1997
                                -------------------------------------------------------------------------------------
                                            MORE THAN   MORE THAN    MORE THAN   MORE THAN
                                 3 MONTHS    3 MONTHS    6 MONTHS      1 YEAR     3 YEARS    MORE THAN
                                 OR LESS    TO 6        TO 1 YEAR    TO 3 YEARS  TO 5 YEARS   5 YEARS       TOTAL
                                              MONTHS
                                ----------- ----------- -----------  ----------- ----------- -----------  -----------
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets(1):
   Real estate loans (2)        $  264,080  $  263,330  $  834,810   $  966,929  $  629,896  $  515,984   $3,475,029
   Commercial loans (2)                396         164         310        3,531       1,204       3,020        8,625
   Other loans (2)                  70,729       6,816      15,516       47,630      25,013      14,217      179,921
   Mortgage-backed                 296,999     287,546     531,575      192,815     307,234      72,093    1,688,262
   securities (3)
   Interest-earning cash            53,105         ---          ---         ---         ---          ---      53,105
   equivalents
   Debt and equity                  11,975         856       9,332        6,821     167,213      96,930      293,127
   securities (3)
   Stock in FHLB-NY                    ---         ---          ---         ---         ---      48,724       48,724
                                ----------- ----------- -----------  ----------- ----------- -----------  -----------
    Total interest-earning         697,284     558,712    1,391,543   1,217,726   1,130,560     750,968    5,746,793
    assets
Interest-bearing
liabilities:
   Passbook accounts               111,019      88,242     104,934       96,482      92,462     101,122      594,261
   Statement savings               118,564      94,438     112,302      103,248      98,946     108,236      635,734
   accounts
   NOW accounts                     34,646       4,887       9,774       39,096      37,467       1,629      127,499
   Checking & demand deposit
    accounts                         3,430       1,470       2,940          ---         ---          ---       7,840
   Money market accounts            67,114      12,581      25,162          ---         ---          ---     104,857
   Certificate accounts            477,067     380,126     498,338      607,635     145,649       7,929    2,116,744
   Borrowings                      142,934      50,000      93,000      553,000     775,000         ---    1,613,934
                                ----------- ----------- -----------  ----------- ----------- -----------  -----------
    Total interest-bearing         954,774     631,744     846,450    1,399,461   1,149,524     218,916    5,200,869
    liabilities
                                ----------- ----------- -----------  ----------- ----------- -----------  -----------
Interest sensitivity gap        $ (257,490) $  (73,032) $  545,093   $ (181,735) $  (18,964) $  532,052   $  545,924
per period

Effect of interest rate swap    $  300,000  $      ---  $     ---    $      ---  $(300,000)  $      ---   $    ---
                                ----------- ----------- -----------  ----------- ----------- -----------  -----------
Adjusted interest sensitivity   $(557,490)  $ (73,032)  $  545,093   $(181,735)  $  281,036  $  532,052   $  545,924
gap per period

                                =========== =========== ===========  =========== =========== ===========  ===========
Cumulative interest             $(557,490)  $(630,522)  $ (85,429)   $(267,164)  $   13,872  $  545,924
sensitivity gap

                                =========== =========== ===========  =========== =========== ===========
Cumulative interest
sensitivity gap
   as a percentage of total         (9.18) %   (10.38) %    (1.41) %     (4.40) %      0.23 %      8.99 %
   assets (4)

Cumulative net
interest-earning
   assets as a percentage
   of net
   interest-bearing                  73.03       79.17      108.82       100.86      100.28      110.50
   liabilities

__________________
(1) Excludes non-performing loans, net of unearned discounts and premiums, deferred loan fees, purchase accounting discounts and premiums.
(2) For purposes of gap analysis, the allowance for possible loan losses is excluded.
(3) Mortgage-backed and debt and equity securities are shown excluding the market value appreciation of $21.9 million, before tax, resulting from SFAS 115.
(4) Amounts for fixed rate loans are based on scheduled payment dates and loans for which there is no amortization schedule are included as three months or less.

As indicated in the gap analysis, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive $85.4 million at December 31, 1997. A liability sensitive interest rate gap would tend to decrease earnings over a period of rising interest rate, where declining rates would increase earnings. The cumulative one-year sensitivity gap was negative 1.41% of total assets at December 31, 1997, compared to negative 7.38% at September 30, 1997.

Interest rate contracts such as interest rate swaps, caps, floors and collars may be used to hedge interest rates on certain assets and liabilities. The notional amounts of these instruments are not reflected in the Company's balance sheet, but are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

During fiscal 1997, the Company entered into an interest rate swap transaction, with a notional amount of $300.0 million. The swap agreement converted the medium-term note issued in fiscal 1997 with a fixed rate obligation of 7% into a variable rate of LIBOR minus 3 basis points. The agreement will expire in the third quarter of 2002. As of December 31, 1997 LIBOR minus 3 basis points was 5.64% and the interest rate swap had a fair market value of $ 2.8 million.

The Bank's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in the net portfolio value ("NPV") over a range of interest rate change scenarios.
NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS also produces a similar analysis using its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports, the results of which may vary from the Bank's internal model primarily due to differences in assumptions utilized between the Bank's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. For purposes of the NPV table, prepayment speeds similar to those used in the Gap table were used, reinvestment rates were those in effect for similar products currently being offered, and rates on core deposits were modified to reflect recent trends.

The following table sets forth the Bank's NPV as of December 31, 1997, as calculated by the Bank.

                                                                             Portfolio
    Rates in                 Net Portfolio Value ("NPV")                Value of Assets
                    -------------------------------------------  ----------------------------
  Basis Points            $              $             %             NPV             %
  (Rate Shock)         Amount         Change         Change         Ratio       Change (1)
-----------------   --------------  ------------  -------------  ------------  --------------
                              (Dollars in Thousands)

            +200          412,084       166,816          28.82          7.40           13.51

            +100          476,766       102,134          17.64          7.92           12.62


               0          578,900                                       9.38


            -100          676,759      (97,859)        (16.90)         10.71            9.34

            -200          786,131     (207,231)        (35.80)         12.12            8.25

(1) Based on the portfolio value of the Bank's assets assuming no change in interest rates.

As in the case with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

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

         None.


Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits - The following exhibit is filed as part of this report:

                    Regulation S-K Exhibit Reference Number
                    11. Statement re: Computation of Per Share Earnings (In thousands, except per share data)

                                            Three Months Ended
                                                  December 31,
                                          -------------------------
                                            1997            1996
                                          ----------      ---------

Basic EPS Computation
Numerator
     Net Income available to common
     stockholders                      $    13,182    $    11,934
                                       =============  =============

Denominator
     Weighted average common shares
     outstanding                            22,295         22,696
                                      -------------  -------------

Basic  EPS                             $      0.59    $      0.53

                                       =============  =============


Diluted EPS Computation

Numerator
     Net Income available to common
     stockholders                      $    13,182    $     11,934
                                       =============  =============

Denominator
     Weighted average common shares
     outstanding                             22,295         22,696

     Additional shares due to
     dilutive options                           884            781
                                       -------------  -------------
     Total shares                            23,179         23,477
                                       =============  =============

Diluted EPS                            $       0.57   $       0.51
                                       =============  =============




               (b)  Reports on Form 8-K

               On October 21, 1997 and December 18, 1997, the Company filed with the SEC Current Reports on Form 8-K which contained press releases. The October press release announced the Company's earnings for the three months ended September 30, 1997. The December press release announced the declaration of the Company's thirteenth consecutive quarterly dividend.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Long Island Bancorp, Inc.

Dated:  2/13/98                        By:      /s/ John J. Conefry, Jr
                                                -----------------------
                                                John J. Conefry, Jr.
                                                Chairman of the Board and Chief
                                                Executive Officer


Dated:  2/13/98                        By:      /s/Mark Fuster
                                                --------------
                                                Mark Fuster
                                                Chief Financial Officer