Form 10-Q
period 1998-03-31
LONG ISLAND BANCORP INC
filed 1998-05-14
CIK 916837

FORM 10-Q
                               SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 1998.

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

         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES X NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            23,934,414 Shares were outstanding as of March 31,1998




                          LONG ISLAND BANCORP, INC
                                FORM 10-Q
                                 INDEX


PART I - FINANCIAL INFORMATION                                                                             Page
ITEM 1.        Financial Statements

               Consolidated Statements of Financial Condition at
                    March 31, 1998 and September 30, 1997                                                    3

               Consolidated Statements of Operations for the three months
                    and six ended March 31, 1998 and 1997                                                    4

               Consolidated Statement of Changes in Stockholders' Equity for the
                    six months ended March 31, 1998                                                          5

               Consolidated Statements of Cash Flows for the six months ended
                    March 31, 1998 and 1997                                                                  6

               Notes to the Consolidated Financial Statements                                              7 - 8

ITEM 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                    8 - 19

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk                                  20- 21


PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                                             22

ITEM 2.        Changes in Securities                                                                         23

ITEM 3.        Defaults Upon Senior Securities                                                               23

ITEM 4.        Submission of Matters to a Vote of Security Holders                                           23

ITEM 5.        Other Information                                                                             24

ITEM 6.        Exhibits and Reports on Form 8-K                                                              24

               Signature Page                                                                                25



                                     LONG ISLAND BANCORP, INC.
                                          AND SUBSIDIARY
                      Consolidated Statements of Financial Condition
                             (In thousands, except share data)
                                                                                        March 31,       September 30,
                                                                                          1998               1997
                                                                                      --------------   ----------------
ASSETS
Cash and cash equivalents (including interest-earning assets of  $41,338 and
    $9,735, respectively)                                                        $        81,850     $          43,705
Investment in debt and equity securities, net:
      Available-for-sale                                                                 287,966               138,578
Mortgage-backed securities, net:
      Held-to-maturity (estimated fair value of
         $19,525 and $20,188, respectively)                                               21,462                22,223
      Available-for-sale                                                               1,906,134             1,808,471
Stock in Federal Home Loan Bank of New York, at cost                                      50,548                48,724
Loans held for sale                                                                      262,294               157,617
Loans receivable held for investment, net:
      Real estate loans, net                                                           3,300,790             3,333,185
      Commercial loans, net                                                                8,392                 6,465
      Other loans, net                                                                   185,571               178,325
                                                                                 -------------------    ----------------
      Loans, net                                                                       3,494,753             3,517,975
      Less allowance for possible loan losses                                           (34,041)              (33,881)
                                                                                 -------------------    ----------------
      Total loans receivable held for investment, net                                  3,460,712             3,484,094
Mortgage servicing rights, net                                                            45,641                41,789
Office properties and equipment, net                                                      86,086                88,466
Accrued interest receivable, net                                                          35,953                35,334
Investment in real estate, net                                                             9,403                 9,103
Deferred taxes                                                                            18,680                16,547
Excess of cost over fair value of assets acquired                                          4,864                 5,069
Prepaid expenses and other assets                                                         24,275                31,064
                                                                                 --------------------    ---------------
Total assets                                                                     $     6,295,868       $     5,930,784
                                                                                 ====================    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Deposits                                                                   $     3,762,115       $     3,730,503
      Official checks outstanding                                                         25,066                26,840
      Borrowed funds,net                                                               1,787,629             1,501,456
      Mortgagors' escrow payments                                                         82,654                69,353
      Accrued expenses and other liabilities                                              74,660                56,257
                                                                                 --------------------    ---------------
Total liabilities                                                                      5,732,124             5,384,409
Stockholders' equity:
      Preferred stock ($0.01 par value, 5,000,000 shares authorized;
         none issued)                                                                        ---                   ---
      Common  stock  ($0.01  par  value,   130,000,000  and  45,000,000   shares
         authorized, respectively; 26,816,464 shares issued, 24,028,550 and
         24,022,924 outstanding, respectively)                                               268                   268
      Additional paid-in capital                                                         311,907               309,372
      Unallocated Employee Stock Ownership Plan                                         (17,727)              (18,079)
      Unearned Management Recognition & Retention Plan                                   (2,980)               (3,816)
      Unrealized gain on securities available-for-sale, net of tax                        12,468                12,947
      Retained income-partially restricted                                               339,427               319,756
      Treasury stock, at cost (2,882,050 and 2,793,540 shares,                          (79,619)              (74,073)
      respectively)
                                                                                 --------------------    ---------------
Total stockholders'  equity                                                              563,744               546,375
                                                                                 --------------------    ---------------
Total liabilities and stockholders' equity                                       $     6,295,868        $    5,930,784
                                                                                 ====================    ===============

See accompanying notes to unaudited consolidated financial statements.



                                          LONG ISLAND BANCORP, INC.
                                               AND SUBSIDIARY
                                  Consolidated Statements of Operations
                               (In thousands, except for per share data)

                                                         FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                 MARCH 31,                        MARCH 31,
                                                        ---------------------------     -----------------------------
                                                            1998          1997               1998          1997
                                                        ------------- -------------     -------------  --------------
Interest income:
   Real estate loans                                    $     63,997    $   61,906       $    129,336    $  121,064
   Commercial loans                                              192           152                343           330
   Other loans                                                 4,322         3,758              8,618         7,663
   Mortgage-backed securities                                 30,085        29,509             58,664        58,508
   Debt and equity securities                                  6,399         3,942             12,551         7,672
                                                         ------------- -------------    -------------    -------------
        Total interest income                                104,995        99,267            209,512       195,237
                                                         ------------- -------------    -------------    -------------
Interest expense:
   Deposits                                                   39,539        38,839             80,981        78,276
   Borrowed funds                                             25,065        20,298             49,173        36,575
                                                         ------------- -------------    --------------   --------------
        Total interest expense                                64,604        59,137            130,154       114,851
                                                         ------------- -------------    --------------   --------------
        Net interest income                                   40,391        40,130             79,358        80,386
Provision for possible loan losses                             1,500         1,500              3,000         3,000
                                                        ------------- -------------     --------------   --------------
        Net interest income after provision for
        possible loan losses                                  38,891        38,630             76,358          77,386
                                                        ------------- -------------     --------------   --------------
Non-interest income:
   Fees and other income:
      Loan fees and service charges                              859           890              1,696           1,895
      Loan servicing fees                                      1,786         3,108              4,369           6,490
      Income from insurance and securities commissions           698           590              1,388           1,098
      Deposit service fees                                     1,393         1,413              2,847           2,941
                                                         ------------- -------------    ---------------   --------------
        Total fee income                                       4,736         6,001             10,300          12,424
      Other income                                               824           997              1,817           1,859
                                                          ------------ -------------    ---------------   --------------
        Total fees and other income                            5,560         6,998             12,117          14,283
                                                         ------------- -------------    ---------------   --------------
   Net gains on sale activity:
      Net gains on loans and mortgage-backed securities        3,313         2,263              7,272           4,238
      Net gains (loss) on investment in debt and equity
      securities                                                 706          ----                925              98
                                                         ------------- -------------     --------------   ---------------
        Total net gains on sale activity                       4,019         2,263              8,197           4,336
   Net gain (loss) on investment in real estate
    and premises                                                (280)         (570)              (724)         (1,085)
                                                          ------------- -------------    --------------    ---------------
        Total non-interest income                              9,299         8,691             19,590          17,534

Non-interest expense:
   General and administrative expense:
      Compensation, payroll taxes and fringe benefits          13,156        14,832            27,467          28,960
      Advertising                                                 637         1,089             1,244           2,344
      Office occupancy and equipment                            5,377         5,567            10,866          10,963
      Federal insurance premiums                                  801           777             1,597           2,682
      Other general and administrative expense                  5,253         4,396             9,524           8,744
                                                           ------------- -------------    -------------     ----------------
        Total general and administrative expense               25,224        26,661            50,698          53,693
   Litigation expense - goodwill lawsuit                          116           275               710             551
   Amortization of excess of cost over fair value of assets
     acquired                                                      97           109               205             218
                                                           ------------- -------------   ---------------     --------------
        Total non-interest expense                             25,437        27,045            51,613          54,462
                                                           ------------- -------------   ---------------     --------------
Income before income taxes                                     22,753        20,276            44,335          40,458
Provision for income taxes                                      8,816         8,159            17,216          16,407
                                                           ------------- -------------   ---------------     --------------
Net income                                                $    13,937     $  12,117      $     27,119      $   24,051
                                                           ============= =============   ===============     ==============
Basic earnings per common share                           $      0.63     $    0.54      $       1.22      $     1.06
                                                           ============= =============   ===============    ==============
Diluted earnings per common share                         $      0.60     $    0.52      $       1.17      $     1.03
                                                           ============= =============   ===============    ==============



(a) Net income per common share amounts for the 1997 periods have been restated to reflect the adoption of SFAS No. 128.

See accompanying notes to unaudited consolidated financial statements.

                         LONG ISLAND BANCORP, INC.
                              AND SUBSIDIARY
        Consolidated Statement of Changes In Stockholders' Equity
                    Six Months Ended March 31, 1998
                   (In thousands, except share data)

                                                    UNALLOCATED   UNEARNED    UNREALIZED
                                                     EMPLOYEE   MANAGEMENT     GAIN ON      RETAINED
                                         ADDITIONAL   STOCK     RECOGNITION  SECURITIES     INCOME -
                                 COMMON   PAID-IN   OWNERSHIP   & RETENTION  AVAILABLE     PARTIALLY      TREASURY
                                  STOCK   CAPITAL      PLAN         PLAN      FOR SALE     RESTRICTED       STOCK       TOTAL
                                -------- ---------  ---------- ------------ ------------   ------------   ----------  ----------
Balance at September 30, 1997 $    268  $  309,372  $ (18,079) $   (3,816)  $   12,947    $  319,756     $ (74,073)     $ 546,375

Net income                                                                                     27,119                      27,119

Allocation/amortization of ESOP
   and MRP stock and related
   tax benefits                              1,840       352          836                                                   3,028

Change in unrealized gains on
   securities available-for-sale,
   net of taxes                                                                   (479)                                     (479)

Dividends                                                                                      (6,688)                    (6,688)

Repurchase of common stock (138,000 shares)
 net of exercise of stock options
 (49,490 shares)and related tax               695                                               (760)      (5,546)        (5,611)
 benefits
                            --------- ------------- ------------ ----------  ----------- -----------   -----------    -------------
Balance at March 31, 1998      $  268  $  311,907  $  (17,727) $   (2,980)  $  12,468     $ 339,427    $ (79,619)    $   563,744
                            ========== =========== ========== ===========  ==========    ===========  ===========    ============


See accompanying notes to unaudited consolidated financial statements.




                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                               For the Six Months Ended
                                                                           ------------------------------
                                                                                       March 31,
                                                                           ------------------------------
                                                                               1998              1997
                                                                           ------------      ------------
Operating activities:
 Net income                                                              $    27,119       $    24,051
 Adjustments to reconcile net income to net cash used by operating activities:
 Provision for possible loan losses                                            3,000             3,000
 Write-off of real estate owned and investment in real estate                    190               293
 Gains on sale of real estate owned and investment in real estate, net          (119)              (87)
 Depreciation and amortization                                                11,342             7,579
 Amortization of premiums, net of discount accretion-debt, equity
   and mortgage-backed securities                                             (3,029)              (95)
 Accretion of discounts, net of amortization of premiums-purchase
   accounting and goodwill amortization                                          125               404
 Employee Stock Ownership Plan/Management Recognition & Retention              2,729             3,967
   Plan expense
 Gains on sales of loans and mortgage-backed securities, net                  (7,272)           (4,238)
 Originations of loans held-for-sale, net of proceeds from sales            (113,704)          (37,809)
 Gains on sales of debt and equity securities, net                              (925)              (98)
 Increase in accrued interest receivable                                        (619)           (1,338)
 Increase  (decrease) in accrued expenses and other liabilities               18,403           (44,318)
 Decrease in official checks outstanding                                      (1,774)          (25,510)
 Net decrease in deferred taxes and prepaid expenses and other assets          4,656            12,516
 Net increase (decrease) in unearned income                                    2,222            (5,363)
                                                                          ------------      ------------
     Net cash used by operating activities                                   (57,656)          (67,046)
                                                                          ------------      ------------
Investing activities:
 Proceeds from sales of debt and equity securities,                           20,244            15,000
   available-for-sale
 Proceeds from sales of mortgage-backed securities,                          466,188           251,484
   available-for-sale
 Proceeds from maturities of and principal payments on debt and              458,036            93,169
   equity securities
 Principal payments on mortgage-backed securities                            218,728           166,290
 Purchases of debt and equity securities, available-for-sale                (622,544)          (89,702)
 Purchases of Federal Home Loan Bank                                          (1,824)           (7,970)
   stock
 Purchases of mortgage-backed securities, available-for-sale                (556,499)          (50,015)
 Originations and purchases of loans held-for-investment, net of            (207,234)         (747,292)
   principal payments
 Proceeds from sale of real estate owned, office properties and                4,588             4,591
   equipment
 Purchases of office properties and equipment                                 (1,535)           (5,182)
 Purchase of mortgage servicing rights                                           ---            (4,045)
                                                                          ------------      ------------
     Net cash used by investing activities                                  (221,852)         (373,672)
                                                                          ------------      ------------
Financing activities:
 Net increase (decrease) in demand deposits, NOW accounts and savings         49,959            (4,724)
   accounts
 Net increase in mortgagors' escrow accounts                                  13,301            12,986
 Net (decrease)  increase  in certificates of deposit                        (18,347)           38,898
 Costs to repurchase common stock                                             (6,894)          (14,678)
 Proceeds from the exercise of stock options                                     588               443
 Cash dividends paid on common stock                                          (7,127)           (6,065)
 Net increase (decrease) in short-term borrowings                              1,188          (186,000)
 Net increase in long-term borrowings                                        284,985           653,210
                                                                          ------------      ------------
     Net cash provided by financing activities                               317,653           494,070
                                                                          ------------      ------------
     Increase in cash and cash equivalents                                    38,145            53,352
     Cash and cash equivalents at the beginning of the period                 43,705            76,348
                                                                          ------------      ------------
     Cash and cash equivalents at the end of the period                    $  81,850       $   129,700
                                                                          ============      ============

Supplemental disclosures of cash flow information: Cash paid during the quarters for:
     Interest on deposits and borrowed funds                               $ 126,903       $   108,566
                                                                          ============      ============
     Income taxes                                                          $   7,148       $     6,013
                                                                          ============      ============
   Non-cash investing activities:
     Additions to real estate owned, net                                   $   4,617       $     5,387
                                                                          ============      ============
     Securitization of loans                                               $ 224,319       $   322,189
                                                                          ============      ============


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

         The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's interim financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and of income and expenses for the periods presented in the statements of operations. The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

         Basic EPS is determined by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the entity. The weighted average number of common shares outstanding for basic and diluted EPS calculations for the three months and six months ended March 31, 1998 and 1997, are presented on page 17 herein. The additional number of shares included in the calculation of diluted EPS arising from stock options was 934,713 and 861,598, respectively for the quarters ended March 31, 1998 and 1997 and 914,842 and 822,408, respectively, for the six months ended March 31, 1998 and 1997.

3.       Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.

4.       Recent Developments

         On March 31, 1998, the Company announced the declaration of its fourteenth quarterly dividend, in the amount of fifteen cents ($0.15) per common share. The dividend is payable on May 14, 1998 to shareholders of record at the close of business on April 14, 1998.

         The Company announced on April 3, 1998, that it has entered into a definitive agreement pursuant to which the Company will merge with and into Astoria Financial Corporation ("Astoria"). Under the terms of the agreement, holders of the Company's common stock will receive 1.15 shares of Astoria common stock for each share of the Company's common stock. The transaction, which is subject to regulatory and shareholder approvals and is expected to be accounted for as a pooling of interests, is anticipated to close during the third calendar quarter of 1998. In connection with the merger, the Company announced that its respective stock repurchase program has been terminated.



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

Financial Condition

Total assets at March 31, 1998 were $6.3 billion, an increase of $365.1 million, or 6.2%, from September 30, 1997. The increase in assets is primarily due to an increase in investment in debt and equity securities of $149.4 million to $288.0 million at March 31, 1998 from $138.6 million at September 30, 1997 and an increase in mortgage-backed securities ("MBS's") of $96.9 million, or 5.3%, to $1.9 billion at March 31, 1998 from $1.8 billion at September 30, 1997. Further contributing to the growth in assets was the increase in loans held for sale of $104.7 million, or 66.4%, to $262.3 million at March 31, 1998 from $157.6 million at September 30, 1997.

Non-performing assets increased by $0.6 million, or 1.1%, to $54.3 million at March 31, 1998 from $53.7 million at September 30, 1997, reflecting a $0.3 million increase in non-performing loans and a $0.3 million increase in real estate owned. Despite the marginal increase in non-performing assets, the ratios of non-performing assets to total assets improved by 5 basis points to 0.86% at March 31, 1998 from 0.91% at September 30, 1997. This improvement reflects the growth in total assets and total gross loans.

Total liabilities at March 31, 1998 were $5.7 billion, an increase of $347.7 million, or 6.5%, from September 30, 1997. The increase in total liabilities primarily reflects an increase in borrowed funds of $286.2 million, or 19.1%, to $1.8 billion at March 31, 1998 from $1.5 billion at September 30, 1997 and an increase in deposit liabilities of $31.6 million, or 0.8%, when compared with September 30, 1997. Further contributing to the increase was an increase in accrued expenses and other liabilities of $18.4 million to $74.7 million at March 31, 1998 from $56.3 million at September 30, 1997.

Stockholders' equity increased by $17.4 million to $563.7 million at March 31, 1998 from $546.4 million at September 30, 1997. The increase consists of earnings of $27.1 million and $3.0 million related to the Company's stock benefit plans. These increases were offset by a decline of $0.5 million in unrealized gains on securities classified as available-for-sale, net of tax, the net purchase of treasury stock of $5.5 million and the declaration of $6.7 million in dividends. At March 31, 1998, the Company's ratio of stockholders' equity to total assets was 8.95% and book value per share was $23.55.


Liquidity, Regulatory Capital and Capital Resources

General. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans, MBS's and other securities. While maturities and scheduled amortization of loans and MBS's are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company uses borrowings as an additional and sometimes a less costly source of funds. The Company's primary sources of borrowings are through the sales of securities under agreements to repurchase ("reverse-repurchase agreements"), a funding note issued in fiscal 1996 and a medium-term note issued in fiscal 1997.

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. During November 1997, the OTS lowered the liquidity requirements from 5% to 4% of the Bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of assets that can be considered liquid and reduced the liquidity base by modifying the definition of net withdrawable accounts to exclude accounts with maturities exceeding one year. At March 31, 1998, the Banks liquid asset ratio was 22.89%. The current liquidity ratio is above the regulatory requirements in accordance with the Banks investment objective of investing in short-term debt securities and MBS's. Future levels may vary.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The primary investment activity of the Bank is the origination and purchase of real estate loans and other loans. During the six months ended March 31, 1998, the Bank originated or purchased real estate loans in the amount of $1.4 billion, including $6.1 million which represents the bulk purchase of loans, and other loans in the amount of $52.0 million. The Bank purchases mortgage-backed securities to reduce liquidity not otherwise required to meet loan demand. Purchases of mortgage-backed securities totaled $550.1 million for the six months ended March 31, 1998. Other investing activities may include investing in U.S. government securities, federal agency obligations and asset-backed securities.

Liquidity management of the Company is both a daily and long-term component of management's strategy. Excess funds are generally invested in short-term and intermediate-term securities. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of Federal Home Loan Bank ("FHLB") advances, reverse-repurchase agreements and additional borrowings of up to $700.0 million under the Bank's medium-term note program. In addition, the Bank may access funds, if necessary, through lines of credit totaling $150.0 million at March 31, 1998 from an unrelated financial institution.

In accordance with the requirements of the OTS the Bank established a liquidation account in the amount equal to its capital as of the date of the latest consolidated statement of financial condition appearing in the final prospectus related to the Company's initial public offering in April 1994. The liquidation account is maintained for the benefit of eligible pre-conversion depositors who continue to maintain their account at the Bank after the conversion. The liquidation account is reduced annually to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay a dividend on or to repurchase any of its capital stock if the effect would be to cause the Bank's regulatory capital to be reduced below the amount required for the liquidation account. Unlike the Bank, the Company is not subject to OTS regulatory restrictions on the declaration or payment of dividends to its stockholders, although the source of such dividends could depend upon dividend payments from the Bank. The Company is subject, however, to the requirements of Delaware law, which generally limit dividends to an amount equal to the excess of its net assets (the amount by which total assets exceed total liabilities) over its stated capital or, if there is no such excess, to its net profits for the current and/or immediately preceding fiscal year.

Regulatory Capital Position. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At March 31, 1998, the Bank exceeded each of the three OTS capital requirements, as illustrated on page 19 herein.

Comparison of Operating Results for the Three Months Ended March 31,1998
 and 1997

General. The Company had net income of $13.9 million and diluted EPS of $0.60 for the quarter ended March 31, 1998 ("1998 quarter"). For the quarter ended March 31, 1997 ("1997 quarter"), net income was $12.1 million and diluted EPS was $0.52 per share. Basic EPS for the 1998 and 1997 quarters were $0.63 and $0.54, respectively.

Net Interest Income. Net interest income increased by $0.3 million to $40.4 million in the 1998 quarter from $40.1 million in the 1997 quarter. The increase in net interest income is attributable to the $162.9 million growth of the average real estate loan portfolio to $3.5 billion for the 1998 quarter from $3.3 billion for the 1997 quarter and the growth in average debt and equity securities to $358.2 million for the 1998 quarter from $211.5 million for the 1997 quarter. This growth was funded by a $242.4 million increase in average borrowed funds and an increase of $82.6 million in average deposit liabilities. The net interest margin declined to 2.73% in the 1998 quarter from 2.90% in the 1997 quarter primarily due to higher funding costs related to borrowed funds and an 11 basis point decline in the average yield on real estate loans.

Provision for Possible Loan Losses. The provision for possible loan losses was $1.5 million for both the 1998 and 1997 quarter. Non-performing loans decreased by $4.1 million to $47.3 million at March 31, 1998 compared with $51.4 million at March 31, 1997. At March 31, 1998, the ratio of the allowance for possible loan losses to non-performing loans improved to 71.90% from 66.07% at March 31, 1997. Although management considers the allowance for possible loan losses to be adequate at March 31, 1998, if general economic trends and real estate values were to decline, the level of non-performing loans may increase. Such an increase could result in greater provisions for possible loan losses thereby adversely affecting future operating results.

Non-Interest Income. Total non-interest income increased by $0.6 million, or 7.0%, to $9.3 million during the 1998 quarter compared with $8.7 million for the 1997 quarter. This increase is attributable to increases in the net gains on asset sales of $1.8 million, an increase of $0.1 million in income from insurance and securities commissions and a decline of $0.3 million in net losses on investments in real estate and premises. These improvements were partially offset by decreases of $1.3 million in loan servicing fee income and $0.2 million in other income. The increased gains on asset sales is primarily due to a $0.5 million improvement in the Company's mortgage banking activities and greater profits of $1.3 million from the sale of MBS's and debt and equity securities. The decline in loan service fee income is due to a $1.8 million increase in the amortization of mortgage servicing rights ("MSR's") as a result of increased mortgage refinancing activity. Partially offsetting the rise in MSR amortization was greater fee income stemming from a net increase of $300.0 million in the mortgage servicing portfolio and the reversal of previous provisions for declines in fair value of MSR strata.

Non-Interest Expense. Total non-interest expense decreased by $1.6 million, or 5.9%, to $25.4 million in the 1998 quarter from $27.0 million in the 1997 quarter. Contributing to this decrease were reductions in compensation and benefits expense of $1.7 million, advertising expense of $0.5 million and office occupancy and equipment of $0.2 million. These decreases were partially offset by an increase in other G&A expense of $0.9 million. Compensation and benefit costs decreased due to greater net deferred costs resulting from increased loan production, the outsourcing of computer processing operations and the previous downsizing of loan production offices. Advertising costs have declined as a result of the deferral of marketing initiatives. Other G&A expense rose due to an increase in other professional services resulting from the outsourcing of computer processing operations and an increase in legal costs.

Provision for Income Taxes. Income tax expense increased by $0.6 million, or 8.1%, to $8.8 million in the 1998 quarter from $8.2 million in the 1997 quarter. This increase primarily reflects higher pre-tax income partially offset by a 149 basis point reduction in the effective tax rate to 38.75% in the 1998 quarter from 40.24% in the 1997 quarter.
The decline in the effective tax rate reflects tax planning initiatives that began in October 1997.


Comparison of Operating Results for the Six Months Ended March 31, 1998 and 1997

General. The Company had net income of $27.1 million and diluted EPS of $1.17 for the six months ended March 31, 1998 ("1998 period"). For the six months ended March 31, 1997 ("1997 period"), net income was $24.1 million and diluted EPS of $1.03. Basic EPS for the 1998 and 1997 periods were $1.22 and $1.06, respectively.

Net Interest Income. Net interest income decreased by $1.0 million, or 1.3%, to $79.4 million in the 1998 period from $80.4 million in the 1997 period. This decrease is attributable to a flat yield curve coupled with an increase in average borrowed funds. The decrease in net interest income primarily reflects a 29 basis point decline in the net interest margin to 2.70% for the 1998 period from 2.99% for the 1997 period. Contributing to the lower margin were declines in the average yield on MBS's and real estate loans of 17 and 13 basis points, respectively, resulting from the flattening of the treasury yield curve and increased competition for mortgage loan originations. The cost of interest-bearing liabilities increased on the other hand, further constricting the net interest margin. The increased cost of deposit liabilities arose from rising short term interest rates and the migration of lower-cost core deposits into time deposits. The rise in the cost of borrowed funds is primarily due to an increase in the effective cost to borrow under the medium term note program. Further contributing to the decline in the net interest margin was the increase in average borrowed funds and average deposits. Average borrowed funds increased $374.8 million to $1.7 billion at March 31, 1998 as compared with $1.3 billion at March 31, 1997. Average deposits increased $84.7 million to $3.8 billion at March 31, 1998 as compared with $3.7 billion at March 31, 1997. The primary investment vehicle used by the Company for the additional borrowed funds and deposits was real estate loans. Average real estate loans increased by $281.6 million to $3.5 billion at March 31, 1998 as compared with $3.2 billion at March 31, 1997.

Provision for Possible Loan Losses. The provision for possible loan losses was $3.0 million for both the 1998 and 1997 periods, reflecting management's assessment of the stable level of non-performing assets.

Non-Interest Income. Total non-interest income increased by $2.1 million, or 11.7%, to $19.6 million during the 1998 period compared with $17.5 million for the 1997 period. The increase in total non-interest income primarily reflects increases in the net gains on asset sales of $3.9 million, an increase of $0.3 million in income from insurance and securities commissions and a decline of $0.4 million in net loss on investment in real estate and premises. These improvements were partially offset by decreases in loan servicing fees of $2.1 million and loan fees and service charges of $0.2 million. The increased gains on asset sales is primarily due to an improvement of $1.4 million in the Company's mortgage banking activities and greater profits of $2.5 million from the sale of MBS's and debt and equity securities. The decline in loan service fee income is due to additional MSR amortization of $3.1 million, as a result of increased mortgage refinance activity, which was partially offset by the expansion of the mortgage servicing portfolio. Net loss on investment in real estate and premises declined to a loss of $0.7 million for the 1998 period from a loss of $1.1 million for the 1997 period primarily reflecting improvement in real estate owned ("REO") dispositions.

Non-Interest Expense. Total non-interest expense decreased by $2.8 million, or 5.2%, to $51.6 million in the 1998 period from $54.5 million in the 1997 period. Contributing to this decrease were reductions in compensation and benefits costs of $1.5 million due to greater net deferred costs resulting from increased loan production, the outsourcing of computer processing operations and the previous downsizing of loan production offices. Federal insurance premiums declined by $1.1 million as a result of the 1996 BIF/SAIF legislation and advertising expense declined by $1.1 million as a result of the deferral of marketing initiatives. The effect of these decreases were partially offset by the $0.8 million increase in other G & A expense resulting from an increase in other professional services due to the outsourcing of computer processing operations and an increase in legal costs.

Provision for Income Taxes. Income tax expense increased by $0.8 million, or 4.9%, to $17.2 million in the 1998 period from $16.4 million in the 1997 period. This increase primarily reflects higher pre-tax income partially offset by a 172 basis point reduction in the effective tax rate to 38.83% in the 1998 period from 40.55% in the 1997 period.
The decline in the effective tax rate reflects tax planning initiatives that began in October 1997.


Year 2000

The Company is continuing with its plans to address the possible exposures related to the impact on its computer systems of the year 2000 irrespective of the recent definitive merger agreement with Astoria.. Key financial, information and operational systems are being assessed and plans are being developed to address system modifications required by December 31, 1999. At this time, the Company has not yet determined the cost, which will be expensed as incurred, of evaluating its computer software or databases, or of making any modifications required to correct any year 2000 problems. While the Company believes it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation and any year 2000 compliance failures could result in additional expense to the Company.


Impact of New Accounting Standards

Effective January 1, 1997, the Company adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," except for those transactions that are governed by SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS 127 was issued in December 1996 to extend the effective date of the provisions of SFAS 125 for one year as they relate to secured borrowings, collateral and repurchase agreements, dollar rolls, securities lending and similar transactions. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS 76, "Extinguishment of Debt," and SFAS 77, "Reporting by Transferors for Transfers of Receivable with Recourse," and SFAS 122, "Accounting for Mortgage Servicing Rights," and amends SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS 65, "Accounting for Certain Mortgage Banking Activities." SFAS 125, as amended by SFAS 127, has not had a material effect on the financial statements of the Company.

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

Average Balance Sheet

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the three months ended March 31, 1998 and 1997, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.



                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                             -------------------------------------------------------------------------------
                                             1998                                     1997
                             -------------------------------------   ---------------------------------------
                                                       AVERAGE                                   AVERAGE
                               AVERAGE                 YIELD\         AVERAGE                     YIELD\
                               BALANCE     INTEREST     COST          BALANCE        INTEREST      COST
                             ------------ ----------- ------------   -----------  -----------  -------------
                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Interest-earning cash
   equivalents               $    75,596  $      902       4.84 %    $   73,621   $      954         5.26 %
Debt and equity securities
   and FHLB-NY stock, net(1)     358,166       5,497       6.14         211,489        2,988         5.65
Mortgage-backed securities     1,797,360      30,085       6.70       1,768,061       29,509         6.68
   net (1)
Real estate loans, net (2)     3,499,885      63,997       7.31       3,336,978       61,906         7.42
Commercial and other
loans, net (2)                   177,064       4,514      10.20         145,666        3,910        10.74
                             ------------ ----------- ----------     -----------  -----------  -----------
Total interest-earning assets  5,908,071     104,995       7.11       5,535,815       99,267         7.17

Other non-interest-earning       247,016                                264,919
    assets
                             ------------ -----------                -----------  -----------
Total assets                 $ 6,155,087  $  104,995                 $5,800,734   $   99,267
                             ============ ===========                ===========  ===========
INTEREST BEARING
LIABILITIES
Deposits, net                $ 3,789,811  $   39,539       4.23 %    $3,707,228   $   38,839         4.25 %
Borrowed funds                 1,685,030      25,065       6.03       1,442,630       20,298         5.71
                             ------------ ----------- ----------     -----------  -----------  -----------
Total interest-bearing         5,474,841      64,604       4.79       5,149,858       59,137         4.66
liabilities
Non-interest-bearing             118,321                                125,123
liabilities
                             ------------                            -----------
Total liabilities              5,593,162                              5,274,981
Total stockholders' equity       561,925                                525,753
                             ------------ ----------- ----------     -----------  -----------  -----------
Total liabilities and
stockholders' equity         $ 6,155,087  $   64,604                 $5,800,734   $   59,137
                             ============ -----------                ===========  -----------
Net interestincome/spread(3)              $   40,391       2.32 %                 $   40,130         2.51 %
                                          =========== ==========                  ===========  ===========
Net interest margin as %
   of interest-earning assets(4)                          2.73 %                                    2.90 %
                                                      ==========                               ===========
Ratio of interest-earning
assets to interest-bearing
   liabilities                                          107.91 %                                  107.49 %
                                                      ==========                               ===========


(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $21.5 million and $15.0 million, before tax, from SFAS 115 for the three months ended March 31, 1998 and 1997, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

Average Balance Sheet

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the six months ended March 31, 1998 and 1997, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                   FOR THE SIX MONTHS ENDED MARCH 31,
                             -------------------------------------------------------------------------------
                                             1998                                     1997
                             -------------------------------------   ---------------------------------------
                                                       AVERAGE                                   AVERAGE
                               AVERAGE                 YIELD\         AVERAGE                     YIELD\
                               BALANCE     INTEREST     COST          BALANCE        INTEREST      COST
                             ------------ ----------- ------------   -----------  -----------  -------------

                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Interest-earning cash
   equivalents               $    71,303  $    1,822       5.12 %    $   65,921    $   1,720         5.23 %
Debt and equity securities
   and FHLB-NY stock, net(1)     343,309      10,729       6.25         212,253        5,952         5.61
Mortgage-backed securities     1,779,508      58,664       6.59       1,730,596       58,508         6.76
   net (1)
Real estate loans, net (2)     3,501,565     129,336       7.39       3,219,987      121,064         7.52
Commercial and other             174,818       8,961      10.25         142,910        7,993        11.19
loans, net (2)
                             ------------ ----------- ----------     -----------  -----------  -----------
Total interest-earning assets  5,870,503     209,512       7.14       5,371,667      195,237         7.27

Other non-interest               241,692                                282,765
  earning assets             ------------ -----------                -----------  -----------
Total assets                 $ 6,112,195  $  209,512                 $5,654,432    $ 195,237
                             ============ ===========                ===========  ===========

INTEREST BEARING
LIABILITIES
Deposits, net                $ 3,792,630  $   80,981       4.28 %    $3,707,927    $  78,276         4.23 %
Borrowed funds                 1,661,125      49,173       5.94       1,286,370       36,575         5.70
                             ------------ ----------- ----------     -----------  -----------  -----------
Total interest-bearing         5,453,755     130,154       4.79       4,994,297      114,851         4.61
liabilities
Non-interest-bearing             102,589                                135,013
liabilities                  ------------                            -----------
Total liabilities              5,556,344                              5,129,310
Total stockholders' equity       555,851                                525,122
                             ------------ ----------- ----------     -----------  -----------  -----------
Total liabilities and
stockholders' equity         $ 6,112,195  $  130,154                 $5,654,432    $ 114,851
                             ============ -----------                ===========  -----------
Net interest income/spread (3)            $   79,358       2.35 %                  $  80,386         2.66 %
                                          =========== ==========                  ===========  ===========
Net interest margin as %
   of interest-earning assets (4)                          2.70 %                                    2.99 %
                                                      ==========                               ===========
Ratio of interest-earning
assets to interest-bearing
   liabilities                                           107.64 %                                  107.56 %
                                                      ==========                               ===========



(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $21.8 million and $15.5 million, before tax,from SFAS 115 for the six months ended March 31,1998 and 1997, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                  THREE MONTHS ENDED MARCH 31, 1998          SIX MONTHS ENDED MARCH 31, 1998
                                             COMPARED TO                               COMPARED TO
                                  THREE MONTHS ENDED MARCH 31, 1997          SIX MONTHS ENDED MARCH 31, 1997
                                         INCREASE/(DECREASE)                       INCREASE/(DECREASE)
                                ---------------------------------------  ----------------------------------------
                                                DUE TO                                   DUE TO
                                ---------------------------------------  ----------------------------------------
                                  VOLUME         RATE          NET          VOLUME        RATE           NET
                                ------------ ------------- ------------  ------------- ------------  ------------

                                                                     (IN THOUSANDS)
Interest-earning assets:
     Interest-earning cash
         equivalents(1)         $        26  $       (78)  $      (52)   $        139  $      (37)   $       102
     Debt and equity                  2,231           278        2,509          4,030          747         4,777
         securities(2)(3)
     Mortgage-backed securities(3)      490            86          576          1,632      (1,476)           156
     Real estate loans(4)             2,989         (898)        2,091         10,432      (2,160)         8,272
     Commercial and other loan (4)      809         (205)          604          1,677        (709)           968
                                ------------ ------------- ------------    -----------   ----------    ----------
             Total                    6,545         (817)        5,728         17,910      (3,635)        14,275
                                ------------ ------------- ------------  ------------- ------------  ------------

Interest-bearing liabilities:
     Deposits                           862         (162)          700          1,801          904         2,705
     Borrowed funds                   3,557         1,210        4,767         11,039        1,559        12,598
                                ------------ ------------- ------------  ------------- ------------  ------------
             Total                    4,419         1,048        5,467         12,840        2,463        15,303
                                ------------ ------------- ------------  ------------- ------------  ------------
Net change in interest income   $     2,126  $    (1,865)  $       261   $      5,070  $    (6,098)   $   (1,028)
                                ============ ============= ============  ============= ============  ============


(1) Cash equivalents include amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.
(2)  Includes FHLB-NY stock.
(3) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $21.5 million and $15.0 million, before tax, from SFAS 115 for the three months ended March 31, 1998 and 1997, respectively and $21.8 million and $15.5 million for the six months ended March 31, 1998 and 1997, respectively.
(4) In computing the volume and rate components of net interest income for loans, non-performing loans and loans held for sale have been included.



                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS


                                                     At or for the Three Months             At or for the Six Months
                                                           Ended March 31,                       Ended March 31,
                                                  ----------------------------------    ----------------------------------

                                                      1998                1997               1998                1997
                                                  --------------     ---------------    ---------------     ---------------

Selected Financial Ratios: (a)
Return on average assets ......................          0.91%              0.84%              0.89%               0.85%
Return on average stockholders' equity ........          9.92               9.22               9.76                9.16
Average stockholders' equity to average assets.          9.13               9.06               9.09                9.29
Stockholders' equity to total assets ..........          8.95               9.01               8.95                9.01
Interest rate spread during period.............          2.32               2.51               2.35                2.66
Net interest margin............................          2.73               2.90               2.70                2.99
Operating expenses to average assets...........          1.64               1.84               1.66                1.90
Efficiency ratio (b) ..........................         54.89              56.57              55.42               56.72
Average interest-earning assets to average
interest-bearing...............................        107.91             107.49             107.64              107.56
liabilities....................................
Net interest income to operating expenses .....         1.60x               1.51x              1.57x               1.50x

Selected Data:
Basic earnings per common share................         $0.63              $0.54              $1.22               $1.06
Weighted average number of shares outstanding
 .for basic earnings per common  share              22,291,755         22,531,924         22,293,451          22,614,621
computation (c)
Diluted earnings per  common  share............         $0.60              $0.52              $1.17               $1.03
Weighted average number of shares outstanding
   for diluted earnings per share computation (c)  23,226,468         23,393,522         23,208,293          23,437,029
Book value per share...........................        $23.55             $21.62             $23.55              $21.62
Number of shares outstanding for book value per
   share computation...........................    23,934,414         24,228,267         23,934,414          24,228,267
Cash dividends declared per share..............         $0.15              $0.15              $0.30               $0.30
Dividend payout ratio..........................        25.00%              28.85%             25.64%              29.13%



                                                                       At March 31,
                                                                  ----------------------------
                                                                     1998             1997
                                                                  ------------     -----------
Asset Quality Ratios:
Non-performing loans to total gross loans....................          1.26%           1.44%
Non-performing assets to total assets........................          0.86            1.04
Allowance for possible loan losses to non-performing loans...         71.90           66.07

Regulatory Capital at March 31, 1998 for The Long Island Savings Bank, FSB:

                                                    Regulatory              Regulatory              Excess
                                                       Capital                Capital               Capital
                                                     Requirement              Level                  Level

                                                   Amount  Percent (d)   Amount   Percent (d)   Amount    Percent (d)

                                                                             (Dollars in thousands)
Tangible capital (e).......................     $  93,219     1.50%     $457,854     7.37 %   $364,635       5.87%
Core capital (e)...........................       186,438     3.00       457,854     7.37      271,416     4.37
Risk-based capital (f).....................       252,414     8.00       491,895    15.59      239,481     7.59


(a) Ratios for the three months ended March 31, 1998 and 1997 were calculated on an annualized basis.
(b) Amount is determined by dividing total general and administrative expense by net interest income (before the provision for possible loan losses) plus total fee income and other income.
(c) The weighted average common shares outstanding for periods prior to December 31,1997,have been restated to reflect the adoption of SFAS No.128.
(d) Tangible and core capital levels are shown as a percentage of total adjusted assets, as computed based on regulatory guidelines. Risk-based capital levels are shown as a percentage of risk-weighted assets.
(e) This figure represents GAAP capital excluding the effect of SFAS 115, goodwill and a portion of mortgage servicing rights.
(f) The difference between GAAP capital and regulatory risk-based capital represents the exclusion of the effect of SFAS 115, goodwill, a portion of mortgage servicing rights and an addition for the allowance for possible loan losses.

Allowance for Possible Loan Losses

The following is a summary of the Company's provisions and allowance for possible loan losses:

                                                                  Three Months Ended                 Six Months Ended
                                                                       March 31,                         March 31,
                                                             ------------------------------    ------------------------------
                                                                1998              1997            1998             1997
                                                             ------------     -------------    ------------    -------------
                                                                                      (In thousands)

Opening allowance.........................................      $33,734          $33,488         $33,881          $33,912
Provision.................................................        1,500            1,500           3,000            3,000
Net charge-offs...........................................       (1,193)          (1,034)         (2,840)          (2,958)
                                                            -------------     ------------    ------------    -------------
Ending allowance..........................................      $34,041          $33,954         $34,041          $33,954
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

The level of non-performing residential property loans is also affected by the Company's loan restructuring activities. Where borrowers have encountered hardship, but are able to demonstrate to the Company's satisfaction and ability and willingness to resume regular monthly payments, the Company seeks to provide them with an opportunity to restructure their loans. Where successful, these restructurings avoid the cost of completing the foreclosure process, as well as any losses on acquisition of the properties and the costs of maintaining and disposing of real estate owned. Once restructured residential loans comply with the terms of their restructure agreement for a satisfactory period (generally six months), the Company returns such loans to performing status.

The following table sets forth information regarding the components of non-performing assets for the periods indicated. Restructured loans that have not yet demonstrated a sufficient payment history to warrant a return to performing status are included with non-performing loans.

                                                                                   March 31,            September 30,
                                                                                     1998                    1997
                                                                              -------------------    ---------------------

                                                                                      (Dollars in thousands)

Non-performing loans (1):
Residential:
   One-to-four family....................................................            $39,530                 $37,621
     Co-operative apartments...............................................            1,300                   1,207
     Home equity...........................................................            1,151                   1,478
     Second mortgage.......................................................              105                     172
     Multi-family..........................................................               94                     246
       Total residential ..................................................           42,180                  40,724
Non-residential:
     Commercial real estate................................................            3,132                   2,923
     Construction..........................................................              ---                     453
     Land..................................................................              ---                     585
Total real estate loans (2)................................................           45,312                  44,685
Other loans (3)............................................................            2,035                   2,389
Total non-performing loans.................................................           47,347                  47,074
Real estate owned net (4)..................................................            6,943                   6,643

Total non-performing assets................................................          $54,290                 $53,717

Non-performing loans to total gross loans..................................             1.26%                    1.28%
Non-performing assets to total assets......................................             0.86                    0.91
Non-performing assets to total stockholders' equity and
Allowance for possible loan                                                             9.08                    9.26
     losses.....................................................
Allowance for possible loan losses to non-performing loans.................            71.90                   71.97
Allowance for possible loan losses to total gross                                       0.91                   0.92
     loans........................

(1) All non-performing loans are in non-accrual status. There are no loans 90 days or more past due and still accruing interest (other than education loans which are guaranteed).
(2) Includes loans considered impaired in accordance with SFAS 114 in the amount of $0.6 million at September 30, 1997 for which there is a related allowance for possible loan losses.
(3) Includes commercial loans considered impaired in accordance with SFAS 114 in the amount of $0.3 million at both March 31, 1998 and September 30, 1997 for which there is a related allowance for possible loan losses.
(4) Included in Investment in real estate on the Consolidated Statements of Financial Condition.

Item 3.  Disclosures about Market risk

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1998, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown to reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Prepayment assumptions ranging from 0% to 15% per year were applied, dependent upon the loan type and coupon. Run-off rate assumptions for passbook savings, statement savings, NOW and money market accounts, in the one year or less category, were 51%, 51%, 40% and 100% respectively, rather than the OTS assumptions which, in the one year or less period, are 17%, 17%, 37% and 79%, respectively. These withdrawal rates and prepayment assumptions are based on assumptions and analyses prepared internally and are used in preparing the Regulatory Thrift Bulletin-13 Report and the quarterly management reports. These assumptions were used rather than the assumptions published by the OTS because management believes they are more indicative of the actual prepayments and withdrawals experienced by the Company. The assumptions do not reflect any increases or decreases in interest rates paid on various categories of deposits (whether by the Company or in general) since March 31, 1998.
                                        INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                     AT MARCH 31, 1998
                         -------------------------------------------------------------------------------------
                                     MORE THAN    MORE THAN   MORE THAN   MORE THAN
                          3 MONTHS    3 MONTHS    6 MONTHS      1 YEAR     3 YEARS     MORE THAN
                          OR LESS    TO 6         TO 1 YEAR   TO 3 YEARS  TO 5 YEARS    5 YEARS      TOTAL
                                       MONTHS
                         ----------- -----------  ----------  ----------- -----------  ----------- -----------
                                                        (DOLLARS IN THOUSANDS)

Interest-earning assets(1):
   Real estate loans(2)  $  235,995  $  308,506   $ 546,226   $1,183,030  $  597,233   $  645,805  $3,516,795
   Commercial loans(2)          153         172       1,745        2,793       2,674          994       8,531
   Other loans (2)           73,063       7,290      14,254       59,107      17,425       13,236     184,375
   Mortgage-backed          290,075     281,835     722,711      130,033     338,601      142,412   1,905,667
   securities (3)
   Interest-earning          41,338         ---         ---         ---          ---         ---            41,338
   cash equivalents
   Debt and equity           56,422       8,057       1,307        6,796     107,142      108,206     287,930
   securities (3)
   Stock in FHLB-NY             ---          ---         ---         ---          ---            50,548      50,548
                         ----------- -----------  ----------  ----------- -----------  ----------- -----------
    Total interest-         697,046     605,860    1,286,243   1,381,759    1,063,075     961,201   5,995,184
    earning assets
Interest-bearing liabilities:
   Passbook accounts        110,070      87,401     103,935       95,559      91,578      100,168     588,711
   Statement savings        118,503      94,408     112,267      103,224      98,923      108,196     635,521
   accounts
   NOW accounts              36,909       4,803       9,606       38,424      36,823        1,601     128,166
   Checking & demand
   deposit accounts           3,554       1,523       3,046    ---          ---         ---             8,123
   Money market accounts     65,908      12,359      24,719    ---          ---         ---           102,986
   Certificate accounts     444,453     494,677     452,090      556,403     138,965       11,895   2,098,483
   Borrowings               176,629      93,000    ---           553,000     775,000      190,000   1,787,629
                         ----------- -----------  ----------  ----------- -----------  ----------- -----------
    Total interest-         956,026     788,171     705,663    1,346,610    1,141,289     411,860   5,349,619
    bearing liabilities  ----------- -----------  ----------  ----------- -----------  ----------- -----------
Interest sensitivity     $(258,980)  $ (182,311)  $ 580,580   $   35,149  $ (78,214)   $  549,341  $  645,565
gap per period

Effect of interest rate  $  300,000  $   ---      $    ---    $     ---   $ (300,000)  $    ---    $     ---
swap                     ----------- -----------  ----------  ----------- -----------  ----------- -----------

Adjusted interest        $ (558,980) $ (182,311)  $ 580,580   $   35,149  $  221,786   $  549,341  $  645,565
sensitivity gap per
period                   =========== ===========  ==========  =========== ===========  =========== ===========

Cumulative interest      $(558,980)  $ (741,291)  $(160,711)  $(125,562)  $   96,224   $  645,565
sensitivity gap          =========== ===========  ==========  =========== ===========  ===========

Cumulative interest
sensitivity gap
   as a percentage of        (8.88) %   (11.77) %    (2.55) %     (1.99) %      1.53 %      10.25 %
   total assets (4)

Cumulative net
interest-earning
   assets as a
   percentage of net
   interest-bearing           72.91 %     74.70 %    105.69 %     104.59 %    101.95 %     112.07 %
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




As indicated in the gap analysis, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was liability sensitive $160.7 million at March 31, 1998. A liability sensitive interest rate gap would tend to decrease earnings over a period of rising interest rates, where declining rates would increase earnings. The cumulative one-year sensitivity gap was negative 2.55% of total assets at March 31, 1998, compared to negative 7.38% at September 30, 1997.

Interest rate contracts such as interest rate swaps, caps, floors and collars may be used to hedge interest rates on certain assets and liabilities. The notional amounts of these instruments are not reflected in the Company's balance sheet, but are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

The Company has one interest rate swap agreement outstanding, with a notional amount of $300.0 million. The swap agreement converted the medium-term note issued in fiscal 1997 with a fixed rate obligation of 7% into a variable rate of LIBOR minus 3 basis points. The agreement will expire in the third quarter of 2002. As of March 31, 1998 LIBOR minus 3 basis points was 5.41% and the interest rate swap had a fair market value of $ 0.4 million.

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

The following table sets forth the Bank's NPV as of March 31, 1998, as calculated by the Bank.

                                                                                       Portfolio
                                        Net Portfolio Value ("NPV")                Value of Assets
                Rates in        -------------------------------------------  ----------------------------
              Basis Points            $              $              %            NPV             %
              (Rate Shock)         Amount         Change         Change         Ratio       Change (1)
             ----------------   --------------  ------------   ------------  ------------  --------------
                                            (Dollars in thousands)

                        +200        467,226       (122,901)        (20.83)          7.56       13.24
                        +100        568,376        (21,751)         (3.69)          8.96       11.16

                           0        590,127                                         9.19

                        -100        685,924         95,797          16.23          10.43        9.59
                        -200        765,712        175,585          29.75          11.40        8.77


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

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

On February 27, 1998 a class action complaint against Long Island Bancorp, Inc. ("the "Company") and the members of the Board of Directors of the Company was filed in the Chancery Court of Delaware. The lawsuit is entitled Miriam Simon and Stewart Simon against Long Island Bancorp, Inc., et al. The complaint alleges that on February 25, 1998 it was announced that Astoria Financial Corp ("AFC") made an offer to acquire the Company for $55 per share and that the Company made a counteroffer of $60 per share. The complaint alleges that the alleged counterproposal capped the bidding price for the Company's shares and impeded maximization of shareholder value. The complaint further alleges that the directors violated their fiduciary duties because they failed to 1) undertake an adequate evaluation of the Company's worth as a potential merger/acquisition candidate, 2) take adequate steps to enhance the Company's value as a merger/acquisition candidate, or 3) effectively expose the Company to the marketplace to create an active and open auction of the Company. The complaint seeks a judgment 1) enjoining the directors to maximize shareholder value and consider and negotiate all bona fide offers, 2) compensating class members for losses and damages suffered, and 3) awarding plaintiffs costs and attorneys' fees.

On March 6, 1998 a class action complaint against the Company and the members of the Board of Directors of the Company was filed in the Chancery Court of Delaware. The lawsuit is entitled Murray Zucker and Deborah Dyckman against Long Island Bancorp, Inc., et al. An amended complaint was filed in the action on April 6, 1998. The amended complaint alleges that the transaction encompassed by the merger agreement between the Company and AFC is unfair to the Company's shareholders, does not reflect the intrinsic value of the Company's assets, as allegedly reflected by a competing offer to acquire the Company by North Fork Bancorporation, and is the result of unfair dealing by the individual defendants in an attempt to benefit themselves. The amended complaint alleges further, inter alia, that the transaction breaches the individual defendants' fiduciary duties to take all necessary steps to ensure that the stockholders will receive the maximum value realizable for their shares, including the implementation of a bidding mechanism to foster a fair auction of the Company to the highest bidder or the exploration of strategic alternatives that will return greater or equivalent value to the plaintiffs and the class. The amended complaint seeks injunctive relief and the costs and disbursements of the action, including attorneys' and expert fees.

On March 13, 1998 a class action complaint was filed in Delaware Chancery Court against the Company and the Board of Directors of the Company. This complaint is entitled Lawrence Berman against John J. Conefry, Jr., et al. The complaint is substantially similar to the Simon complaint and alleges that AFC made an informal offer of $55 per share for the Company and the Company replied with a counterproposal of $60 per share. The complaint further alleges, inter alia, that defendants breached their fiduciary duties by capping the price of the Company without taking all appropriate steps to initiate a market check or auction and maximize shareholder value. The Complaint seeks injunctive relief, damages in an unstated amount, and costs and disbursements, including attorneys' and expert fees.

Management believes that each of these actions is without merit and intends to vigorously defend against them.

Item 2.        Changes in Securities.

         None.


Item 3.        Defaults Upon Senior Securities.

         None.

Item 4.        Submission of Matters to a Vote of Security Holders.

         (a) On February 17, 1998, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three year terms, the approval of the proposed increase in authorized Common Stock to 130,000,000 shares and the ratification of KPMG Peat Marwick LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                    No. of Votes For      No. of Votes Withheld
                                 ---------------------  -----------------------
1.  Election of Directors
         John J. Conefry, Jr.....       19,805,471              275,774
         Richard F. Chapdelaine...      19,801,321              279,924
         George R. Irvin..........      19,803,607              277,638
         Dr. James B. Tormey......      19,803,157              278,088

         The Directors whose terms continued and the years their terms expire are as follows:
          Lawrence W. Peters (1999);  Bruce Barnet  (1999);
          Clarence M. Buxton (2000);  Edwin M Canuso (1999);
          Brian J. Conway (2000);  Robert J. Conway (2000);
          Frederick DeMatteis (1999); Herbert J. McCooey (1999);
          Robert S. Swanson, Jr. (1999); Leo J. Waters (2000);
          Donald D. Wenk (2000); and Troy J. Baydala (Director Emeritus).


                              No. of Votes      No. of Votes        No of Votes
                                 For              Against            Abstaining
                          ------------------  ----------------    -------------
2.  The proposed increase
    in authorized Common
    Stock  to   130,000,000
    shares                   15,559,661         4,357,047              164,537




                              No. of Votes      No. of Votes       No of Votes
                                  For             Against           Abstaining
                           ------------------ ----------------    -------------
3.  Ratification  of  KPMG
    Peat  Marwick  LLP  as
    the  Company's independent
    auditors                   19,877,948        131,763               71,534



Item 5.        Other Information.

         None.


Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits  - The  following  exhibit is filed as part of this report:

                    Regulation S-K Exhibit Reference Number

                     Statement re: Computation of Per Share Earnings
                                 (In thousands, except per share data)



                                             Three Months Ended            Six Months Ended
                                                 March 31,                      March 31,
                                          ----------------------       --------------------------
                                            1998         1997             1998           1997
                                          ----------   ---------       ------------  ------------
Basic EPS Computation

Numerator
 Net Income available to common
    stockholders                      $    13,937       $ 12,117     $   27,119           $  24,051
                                      =============  =============    ===============     ===============

Denominator
 Weighted average common shares
    outstanding                            22,292         22,532         22,293              22,615
                                       -------------  -------------   ---------------     ---------------

Basic  EPS                                  $0.63          $0.54          $1.22               $1.06
                                       =============  =============   ===============     ===============


Diluted EPS Computation

Numerator
   Net Income available to common
    stockholders                      $    13,937       $ 12,117     $   27,119           $  24,051
Denominator
     Weighted average common shares
      outstanding                          22,292         22,532         22,293              22,615


Additional shares due to
dilutive options                              935            862           915                 822
                                       ------------  -------------    ---------------     ---------------

     Total shares                          23,227         23,394         23,208              23,437
                                       =============  =============    ===============     ===============

Diluted EPS                                 $0.60           $0.52         $1.17               $1.03
                                       =============  =============    ===============     ===============



               (b)  Reports on Form 8-K

               On January 27, 1998 and April 10, 1998, the Company filed with the SEC Current Reports on Form 8-K which contained press releases. The January press release announced the Company's earnings for the three months ended December 31, 1997. The April press release announced the Company's Agreement and Plan of Merger by and between Astoria Financial Corporation and the Company.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Long Island Bancorp, Inc.

Dated:            5/13/98              By:   /s/ John J. Conefry, Jr.
                                                 John J. Conefry, Jr.
                                                 Chairman of the Board and Chief
                                                 Executive Officer


Dated:            5/13/98               By:   /s/ Mark Fuster
                                                  Mark Fuster
                                                  Chief Financial Officer