Form 10-Q
period 1998-06-30
LONG ISLAND BANCORP INC
filed 1998-08-14
CIK 916837

FORM 10-Q
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended June 30, 1998.

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

          24,182,823 Shares were outstanding as of June 30, 1998






                  LONG ISLAND BANCORP, INC.
                         FORM 10-Q
                          INDEX

PART I - FINANCIAL INFORMATION                                                          Page
ITEM 1.        Financial Statements

               Consolidated Statements of Financial Condition at
                    June 30, 1998 and September 30, 1997                                 3

               Consolidated Statements of Operations for the three and nine
                    months ended June 30, 1998 and 1997                                  4

               Consolidated Statement of Changes in Stockholders' Equity for the
                    nine months ended June 30, 1998                                      5

               Consolidated Statements of Cash Flows for the nine months ended
                    June 30, 1998 and 1997                                               6

               Notes to the Consolidated Financial Statements                          7 - 8

ITEM 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                8 - 19

ITEM 3.        Quantitative and Qualitative Disclosures about Market Risk              20- 21


PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                         22

ITEM 2.        Changes in Securities                                                     22

ITEM 3.        Defaults Upon Senior Securities                                           22

ITEM 4.        Submission of Matters to a Vote of Security Holders                       22

ITEM 5.        Other Information                                                         22

ITEM 6.        Exhibits and Reports on Form 8-K                                          23

               Signature Page                                                            24



                                 LONG ISLAND BANCORP, INC.
                                       AND SUBSIDIARY
                      Consolidated Statements of Financial Condition
                               (In thousands, except share data)
                                                                                        June 30,            September 30,
                                                                                          1998                  1997
                                                                                ----------------------------------------
ASSETS
Cash and cash equivalents (including interest-earning assets of
 $119,058 and$9,735, respectively)                                                 $     167,406     $          43,705
Investment in debt and equity securities, net:
      Available-for-sale                                                                 390,388               138,578
Mortgage-backed securities, net:
      Held-to-maturity (estimated fair value of
         $19,164 and $20,188, respectively)                                               21,052                22,223
      Available-for-sale                                                               1,889,014             1,808,471
Stock in Federal Home Loan Bank of New York, at cost                                      50,548                48,724
Loans held for sale                                                                      363,453               157,617
Loans receivable held for investment, net:
      Real estate loans, net                                                           3,211,964             3,333,185
      Commercial loans, net                                                                9,478                 6,465
      Other loans, net                                                                   185,110               178,325
                                                                                 --------------------------------------
      Loans, net                                                                       3,406,552             3,517,975
      Less allowance for possible loan losses                                           (34,277)              (33,881)
                                                                                 --------------------------------------
      Total loans receivable held for investment, net                                  3,372,275             3,484,094
Mortgage servicing rights, net                                                            47,694                41,789
Office properties and equipment, net                                                      84,416                88,466
Accrued interest receivable, net                                                          37,094                35,334
Investment in real estate, net                                                             7,712                 9,103
Deferred taxes                                                                            15,406                16,547
Excess of cost over fair value of assets acquired                                          4,767                 5,069
Prepaid expenses and other assets                                                         32,662                31,064
                                                                                 --------------------------------------
Total assets                                                                     $     6,483,887     $       5,930,784
                                                                                 ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
      Deposits                                                                   $     3,678,195     $       3,730,503
      Official checks outstanding                                                         29,983                26,840
      Borrowed funds,net                                                               2,042,534             1,501,456
      Mortgagors' escrow payments                                                         67,673                69,353
      Accrued expenses and other liabilities                                              88,006                56,257
                                                                                 --------------------------------------
Total liabilities                                                                      5,906,391             5,384,409
Stockholders' equity:
      Preferred stock ($0.01 par value, 5,000,000 shares authorized;
         none issued)
                                                                                             ---                   ---
      Common  stock  ($0.01  par  value,   130,000,000  and  45,000,000   shares
         authorized, respectively; 26,816,464 shares issued, 24,182,823 and
         24,022,924 outstanding, respectively)                                               268                   268
      Additional paid-in capital                                                         314,196               309,372
      Unallocated Employee Stock Ownership Plan                                         (17,575)              (18,079)
      Unearned Management Recognition & Retention Plan                                   (2,681)               (3,816)
      Unrealized gain on securities available-for-sale, net of tax                         9,178                12,947
      Retained income-partially restricted                                               346,866               319,756
      Treasury stock, at cost (2,633,641 and 2,793,540 shares,                          (72,756)              (74,073)
      respectively)
                                                                                 --------------------------------------
Total stockholders'  equity                                                              577,496               546,375
                                                                                 --------------------------------------
Total liabilities and stockholders' equity                                       $     6,483,887     $       5,930,784

See  accompanying   notes  to  unaudited   consolidated financial statements.


                    LONG ISLAND BANCORP, INC.
                        AND SUBSIDIARY
                Consolidated Statements of Operations
              (In thousands, except for per share data)

                                               FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED

                                                       JUNE 30,                     JUNE 30,
                                                -----------------------    ---------------------------
                                                  1998       1997                1998       1997
                                                ---------- ----------       ------------ -----------
Interest income:
   Real estate loans                            $  64,478  $  63,086          $ 193,815 $   184,151
   Commercial loans                                   192        143                535         472
   Other loans                                      4,336      3,987             12,954      11,650
   Mortgage-backed securities                      30,047     29,533             88,711      88,041
   Debt and equity securities                       8,343      3,667             20,894      11,339
                                                ---------- ----------         ----------------------
      Total interest income                       107,396    100,416            316,909     295,653
                                                ---------- ----------         ----------------------
Interest expense:
   Deposits                                        39,013     39,941            119,994     118,217
   Borrowed funds                                  28,617     20,426             77,791      57,001
                                                ---------- ----------         ----------------------
      Total interest expense                       67,630     60,367            197,785     175,218
                                                ---------- ----------         ----------------------
      Net interest income                          39,766     40,049            119,124     120,435
Provision for possible loan losses                  1,500      1,500              4,500       4,500
                                                ---------- ----------         ----------------------
      Net interest income after provision          38,266     38,549            114,624     115,935
      for possible loan losses
                                                ---------- ----------         ----------------------
Non-interest income:
   Fees and other income:
     Loan fees and service charges                    967        764              2,663       2,659
     Loan servicing fees                            1,671      2,417              6,040       8,907
     Income from insurance and securities             933        655              2,320       1,753
     commissions
     Deposit service fees                           1,915      1,275              4,763       4,216
                                                ---------- ----------         ----------------------
      Total fee income                              5,486      5,111             15,786      17,535
     Other income                                   2,204        699              4,021       2,558
                                                ---------- ----------         ----------------------
      Total fees and other income                   7,690      5,810             19,807      20,093
                                                ---------- ----------         ----------------------
   Net gains on sale activity:
     Net gains on loans and mortgage-backed         3,782      3,087             11,054       7,325
     securities
     Net gains (loss) on investment in debt           101        236              1,027         334
     and equity securities
                                                ---------- ----------         ----------------------
      Total net gains on sale activity              3,883      3,323             12,081       7,659
   Net gain (loss) on investment in real            1,469        765                745       (293)
   estate and premises
                                                ---------- ----------         ----------------------
      Total non-interest income                    13,042      9,898             32,633      27,459

Non-interest expense:
   General and administrative expense:
     Compensation, payroll taxes and fringe        12,918     15,000             40,385      43,988
     benefits
     Advertising                                      826      1,218              2,070       3,562
     Office occupancy and equipment                 4,940      5,761             15,806      16,724
     Federal insurance premiums                       796        792              2,392       3,474
     Other general and administrative               4,818      5,027             14,345      13,688
     expense
                                                ---------- ----------         ----------------------
      Total general and administrative             24,298     27,798             74,998      81,436
      expense
   Litigation expense - goodwill lawsuit              583        234              1,293         868
   Amortization of excess of cost over fair            97        125                302         343
   value of assets acquired
                                                ---------- ----------         ----------------------
      Total non-interest expense                   24,978     28,157             76,593      82,647
                                                ---------- ----------         ----------------------
Income before income taxes                         26,330     20,290             70,664      60,747
Provision for income taxes                         10,474      7,864             27,689      24,271
                                                ---------- ----------         ----------------------
Net income                                      $  15,856  $  12,426          $  42,975 $    36,476
                                                ========== ==========         ======================

Basic earnings per common share                 $    0.71  $    0.56          $    1.92 $      1.62
                                                ========== ==========         ======================

Diluted earnings per common share               $    0.68  $    0.54          $    1.85 $      1.56
                                                ========== ==========         ======================

(a) Net income per common share amounts for the 1997 periods have been restated to reflect the adoption of SFAS No. 128.

See accompanying notes to unaudited consolidated financial statements.


                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
            Consolidated Statement of Changes In Stockholders' Equity
                         Nine Months Ended June 30, 1998
                        (In thousands, except share data)

                                                    UNALLOCATED   UNEARNED    UNREALIZED
                                                     EMPLOYEE   MANAGEMENT     GAIN ON      RETAINED
                                         ADDITIONAL   STOCK     RECOGNITION  SECURITIES     INCOME -
                                 COMMON   PAID-IN   OWNERSHIP   & RETENTION  AVAILABLE     PARTIALLY      TREASURY
                                  STOCK   CAPITAL      PLAN         PLAN      FOR SALE     RESTRICTED       STOCK       TOTAL
                                -------- ---------  ---------- ------------ ------------   ------------   ----------  ----------
Balance at September 30, 1997 $    268  $  309,372 $ (18,079) $   (3,816)  $   12,947    $  319,756     $ (74,073)     $ 546,375

Net income                                                                                   42,975                      42,975

Allocation/amortization of ESOP
   and MRP stock and related
   tax benefits                              2,633       504       1,135                                                 4,272
,
Change in unrealized gains on
   securities available-for-sale,
   net of taxes                                                                (3,769)                                   (3,769)

Dividends                                                                                   (11,214)                    (11,214)

Repurchase of common stock (138,000 shares)
 net of exercise of stock options
 (49,490 shares)and related tax              2,191                                           (4,651)      (1,317)        (1,143)
 benefits
                            --------- ------------- --------- -----------  -----------    -----------   -----------    -------------
Balance at March 31, 1998      $  268  $   314,196 $ (17,575) $   (2,681)  $    9,178     $ 346,866    $ (72,756)    $   577,496
                            ========== =========== ========== ===========  ===+=======    ===========  ===========    ============



See accompanying notes to unaudited consolidated financial statements.



                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                                                             For the Nine Months Ended
                                                                         ---------------------------------
                                                                                     June 30,
                                                                         ---------------------------------
                                                                               1998              1997
                                                                         ----------------   --------------
Operating activities:
   Net income                                                            $        42,975    $      36,476
   Adjustments to reconcile net income to net cash used by operating activities:
   Provision for possible loan losses                                              4,500            4,500
   Write-off of real estate owned and investment in real estate                      329              420
   Gains on sale of real estate owned and investment in real estate, net          (2,135)            (220)
   Depreciation and amortization                                                  17,455           11,904
   Amortization of premiums, net of discount accretion-debt, equity
     and mortgage-backed securities                                                3,931              ---
   Accretion of discounts, net of amortization of premiums-purchase
     accounting and goodwill amortization                                            179              549
   Employee Stock Ownership Plan/Management Recognition & Retention                3,622            4,590
     Plan expense
   Gains on sales of loans and mortgage-backed securities, net                   (11,054)          (7,325)
   Originations of loans held-for-sale, net of proceeds from sales              (216,458)         (33,118)
   Gains on sales of debt and equity securities, net                              (1,027)            (334)
   Increase in accrued interest receivable                                        (1,760)          (1,618)
   Increase  (decrease) in accrued expenses and other liabilities                 31,749          (53,811)
   Increase (decrease) in official checks outstanding                              3,143          (20,176)
   Net (increase) decrease in deferred taxes and prepaid expenses and              (457)           17,645
     other assets
   Net increase (decrease) in unearned income                                      4,320           (7,789)

                                                                         ----------------   --------------
     Net cash used by operating activities                                      (120,688)         (48,307)

                                                                         ----------------   --------------
Investing activities:
   Proceeds from sales of debt and equity securities,                             30,244           21,046
      available-for-sale
   Proceeds from sales of mortgage-backed securities,                            710,444          372,993
      available-for-sale
   Proceeds from maturities of and principal payments on debt and                595,042          127,609
      equity securities
   Principal payments on mortgage-backed securities                              360,270          250,991
   Purchases of debt and equity securities, available-for-sale                  (868,979)        (110,043)
   Purchases of Federal Home Loan Bank stock                                      (1,824)          (7,970)
   Purchases of mortgage-backed securities, available-for-sale                  (744,788)         (50,015)
   Originations and purchases of loans held-for-investment, net of              (308,290)      (1,038,790)
      principal payments
   Proceeds from sale of real estate owned, office properties and                  3,515            7,988
      equipment
   Purchases of office properties and equipment                                   (4,286)          (6,791)
   Purchase of mortgage servicing rights                                             ---           (4,045)
                                                                            ----------------   --------------
     Net cash used by investing activities                                      (228,652)        (437,027)

                                                                            ----------------   --------------
Financing activities:
   Net increase (decrease) in demand deposits, NOW accounts and                    5,504          (38,424)
      savings accounts
   Net decrease in mortgagors' escrow accounts                                    (1,680)          (4,547)
   Net (decrease)  increase  in certificates of deposit                          (57,810)         111,674
   Costs to repurchase common stock                                               (6,894)         (24,016)
   Proceeds from the exercise of stock options                                     3,560              682
   Cash dividends paid on common stock                                           (10,717)          (9,652)
   Net decrease in short-term borrowings                                        (109,064)        (275,600)
   Net increase in long-term borrowings                                          650,142          812,339
                                                                           ----------------   --------------
     Net cash provided by financing activities                                   473,041          572,456
                                                                           ----------------   --------------
     Increase in cash and cash equivalents                                       123,701           87,122

   Cash and cash equivalents at the beginning of the period                       43,705           76,348

                                                                         ----------------   --------------
   Cash and cash equivalents at the end of the period                    $       167,406    $     163,470
                                                                         ================   ==============

Supplemental disclosures of cash flow information: Cash paid during the quarters for:
     Interest on deposits and borrowed funds                             $       187,160    $     172,039
                                                                         ================   ==============
     Income taxes                                                        $        15,753    $      18,844
                                                                         ================   ==============
   Non-cash investing activities:
     Additions to real estate owned, net                                 $         5,818    $       7,665
                                                                         ================   ==============
     Securitization of loans                                             $       408,005    $     547,484
                                                                         ================   ==============


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

         The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's interim financial condition as of the dates indicated and the results of operations for the periods shown. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and of income and expenses for the periods presented in the statements of operations. The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

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

         Basic EPS is determined by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which then shared in the earnings of the entity. The weighted average number of common shares outstanding for basic and diluted EPS calculations for the three months and nine months ended June 30, 1998 and 1997 are presented on page 23 herein. The additional number of shares included in the calculation of diluted EPS arising from stock options was 920,698 and 827,351, respectively for the quarters ended June 30, 1998 and 1997 and 937,160 and 827,716, respectively, for the nine months ended June 30, 1998 and 1997.

3.       Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.




4.       Recent Developments

         On June 23, 1998, the Company announced the declaration of its fifteenth quarterly dividend, in the amount of twenty cents ($0.20) per common share. The dividend is payable on September 1, 1998 to shareholders of record at the close of business on August 14, 1998. The dividend is intended to conform the dividend payment schedule of the Company with Astoria Financial Corporation ("Astoria"), with whom the Company has signed a definitive agreement to merge with and into, in a tax-free exchange of common stock.

         The Company announced the agreement on April 3, 1998, in which the Company will merge with and into Astoria. Under the terms of the agreement, holders of the Company's common stock will receive 1.15 shares of Astoria common stock for each share of the Company's common stock. The transaction, which is subject to regulatory and shareholder approvals and is expected to be accounted for as a pooling of interests, is anticipated to close during the third calendar quarter of 1998. In connection with the merger, the Company announced that its stock repurchase program has been terminated.



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

Financial Condition

Total assets at June 30, 1998 were $6.5 billion, an increase of $553.1 million, or 9.3%, from September 30, 1997. The growth in assets is primarily due to an increase in investment in debt and equity securities, net, of $251.8 million to $390.4 million at June 30, 1998 from $138.6 million at September 30, 1997 and an increase in cash and cash equivalents of $123.7 million to $167.4 million at June 30, 1998 from $43.7 million at September 30, 1997. Further contributing to the growth in assets was the increase in total loans receivable held for investment and sale, net, of $94.0 million to $3.7 billion at June 30, 1998 from $3.6 billion at September 30, 1997 and an increase in mortgage-backed securities ("MBS's") of $79.4 million to $1.9 billion at June 30, 1998 from $1.8 billion at September 30, 1997.

Non-performing assets increased by $2.2 million, or 4.2%, to $56.0 million at June 30, 1998 from $53.7 million at September 30, 1997, reflecting a $3.6 million increase in non-performing loans offset by a $1.4 million decrease in real estate owned. Despite the increase in non-performing assets, the ratios of non-performing assets to total assets improved by 5 basis points to 0.86% at June 30, 1998 from 0.91% at September 30, 1997. This improvement reflects the growth in total assets and total gross loans.

Total liabilities at June 30, 1998 were $5.9 billion, an increase of $522.0 million since September 30, 1997. The increase in total liabilities primarily reflects an increase in borrowed funds of $541.1 million to $2.0 billion, offset by a decrease in deposit liabilities of $52.3 million to $3.7 billion at June 30, 1998. The increase in borrowed funds reflects the issuance of $150.0 million medium-term note and $440.0 million increase in reverse-repurchase agreements.

Stockholders' equity increased by $31.1 million to $577.5 million since September 30, 1997. The increase consists of earnings of $43.0 million and $6.4 million related to the Company's stock benefit plans. These increases were offset by a decline of $3.8 million in unrealized gains on securities classified as available-for-sale, net of tax, the net purchase (prior to April 3, 1998) of treasury stock of $3.3 million, and the declaration of $11.2 million in dividends. At June 30, 1998 book value per share amounted to $23.88.


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

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. During November 1997, the OTS lowered the liquidity requirements from 5% to 4% of a bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of assets that can be considered liquid and reduced the liquidity base by modifying the definition of net withdrawable accounts to exclude accounts with maturities exceeding one year. At June 30, 1998, the Bank's liquid asset ratio was 22.14%. The current liquidity ratio is above the regulatory requirements in accordance with the Bank's investment objective of investing in short-term debt securities and MBS's. Future levels may vary.

The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

The primary investment activity of the Bank is the origination and purchase of real estate loans and other loans. During the nine months ended June 30, 1998, the Bank originated or purchased real estate loans in the amount of $2.2 billion, including $8.1 million which represents the bulk purchase of loans, and originated or purchased other loans in the amount of $75.5 million. The Bank purchases MBS's to reduce liquidity not otherwise required to meet loan demand. Purchases of MBS's totaled $737.0 million for the nine months ended June 30, 1998. Other investing activities may include investing in U.S. government securities, federal agency obligations and asset-backed securities.

Liquidity management of the Company is both a daily and long-term component of management's strategy. Excess funds are generally invested in short-term and intermediate-term securities. In the event that the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of Federal Home Loan Bank ("FHLB") advances, reverse-repurchase agreements and additional borrowings of up to $550.0 million under the Bank's medium-term note program. In addition, the Bank may access funds, if necessary, through lines of credit totaling $150.0 million at June 30, 1998 from an unrelated financial institution.

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

Regulatory Capital Position. Under OTS capital regulations, the Bank is required to comply with each of three separate capital adequacy standards. At June 30, 1998, the Bank exceeded each of the three OTS capital requirements, as illustrated on page 17 herein.

Comparison of Operating Results for the Three Months Ended June 30,1998 and 1997

General. The Company had net income of $15.9 million and diluted EPS of $0.68 for the quarter ended June 30, 1998 ("1998 quarter"). For the quarter ended June 30, 1997 ("1997 quarter"), net income was $12.4 million and diluted EPS was $0.54 per share. Basic EPS for the 1998 and 1997 quarters was $0.71 and $0.56, respectively.

Net Interest Income. Net interest income declined marginally to $39.8 million during the quarter ended June 30, 1998 from $40.0 million in the same quarter of 1997. The decline in net interest income is attributable to the continued flattening of the treasury yield curve, coupled with a higher level of average borrowed funds. These factors contributed to a decline in the net interest margin to 2.58% for the quarter ended June 30, 1998 as compared with 2.88% for the quarter ended June 30, 1997.

Provision for Possible Loan Losses. The provision for possible loan losses was $1.5 million for both the 1998 and 1997 quarter. Non-performing loans decreased by $2.6 million to $50.7 million at June 30, 1998 compared with $53.3 million at June 30, 1997. At June 30, 1998, the ratio of the allowance for possible loan losses to non-performing loans improved to 67.61% from 63.10% at June 30, 1997. Although management considers the allowance for possible loan losses to be adequate at June 30, 1998, if general economic trends and real estate values were to decline, the level of non-performing loans may increase. Such an increase could result in greater provisions for possible loan losses thereby adversely affecting future operating results.

Non-Interest Income. Total non-interest income increased by $3.1 million, or 31.8%, to $13.0 million for the quarter ended June 30, 1998 compared with the same period in 1997. This increase is attributable to increases in other income of $1.5 million, an increase of $0.7 million in net gains on investments in real estate and premises, an increase of $0.6 million in net gains on asset sales, an increase of $0.6 million in deposit service fee income, and an increase of $0.3 million in income from insurance and securities commissions. These improvements were partially offset by a decrease of $0.7 million in loan servicing fee income. The increase in other income was due to the 1998 settlement of a real estate dispute in the amount of $1.6 million. Net gains on investments in real estate and premises increased reflecting greater income from joint venture operations in the 1998 quarter as compared with the 1997 quarter. Net gains from asset sales primarily reflect increases of $0.3 million in the Company's mortgage banking activities and $0.4 million from the sale of MBS's classified as available-for-sale. Deposit service fee income increased from recently implemented deposit pricing initiatives. The decline in loan service fee income is due to a $1.6 million increase in the amortization of mortgage servicing rights (MSR's) which resulted from increased mortgage refinancing activity. Partially offsetting the rise in amortization was greater fee income stemming from a net increase of $440.7 million in the mortgage servicing portfolio.

Non-Interest Expense. Total non-interest expense decreased by $3.2 million, or 11.3%, to $25.0 million for the quarter ended June 30, 1998 compared with the same period in 1997. This decrease represents the fourth consecutive quarter of declining general and administrative ("G&A") expense. Contributing to this decrease were reductions in compensation and benefit costs of $2.1 million, office occupancy and equipment expense of $0.8 million, advertising expense of $0.4 million, and other G&A expense of $0.2 million Compensation and benefit costs decreased due to greater net deferred loan costs resulting from increased loan production and a decline in the number of employees. Office occupancy and equipment expense decreased due to reduced machine maintenance costs of $0.4 million, and real estate tax certiorari refunds of $0.2 million. Advertising costs decreased due to fewer marketing initiatives. The Company announced to its employees an early retirement package for all eligible employees. The Company anticipates this cost to be incurred during the fourth fiscal quarter of 1998.


Provision for Income Taxes. Income tax expense increased by $2.6 million, or 33.2%, to $10.5 million in the 1998 quarter from $7.9 million in the 1997 quarter. This increase primarily reflects higher pre-tax income.

Comparison of Operating Results for the Nine Months Ended June 30, 1998 and 1997

General. The Company had net income of $43.0 million and diluted EPS of $1.85 for the nine months ended June 30, 1998 ("1998 period"). For the nine months ended June 30, 1997 ("1997 period"), net income was $36.5 million and diluted EPS was $1.56. Basic EPS for the 1998 and 1997 periods was $1.92 and $1.62, respectively.

Net Interest Income. Net interest income decreased by $1.3 million, or 1.1%, to $119.1 million in the 1998 period from $120.4 million in the 1997 period. This decrease is attributable to a flat yield curve coupled with an increase in average borrowed funds. The decrease in net interest income primarily reflects a 29 basis point decline in the net interest margin to 2.66% for the 1998 period from 2.95% for the 1997 period. Contributing to the lower margin were declines in the average yield on MBS's and real estate loans of 31 and 13 basis points, respectively, resulting from the flattening of the treasury yield curve and increased competition for mortgage loan originations. The cost of interest-bearing liabilities increased, further constricting the net interest margin. The increased cost of deposit liabilities arose from rising short term interest rates and the migration of lower-cost core deposits into time deposits. The rise in the cost of borrowed funds is primarily due to an increase in the effective cost to borrow under the medium term note program. Further contributing to the decline in the net interest margin was the increase in average borrowed funds and average deposits. Average borrowed funds increased $429.6 million to $1.8 billion for the 1998 period as compared with $1.3 billion for the 1997 period. Average deposits increased $72.5 million to $3.8 billion for the 1998 period as compared with $3.7 billion for the 1997 period. The primary investment vehicle used by the Company for the additional borrowed funds and deposits was real estate loans. Average real estate loans increased by $234.0 million to $3.5 billion for the 1998 period as compared with $3.3 billion for the 1997 period.

Provision for Possible Loan Losses. The provision for possible loan losses was $4.5 million for both the 1998 and 1997 periods, reflecting management's assessment of the stable level of non-performing assets.

Non-Interest Income. Total non-interest income increased by $5.2 million, or 18.8%, to $32.6 million during the 1998 period compared with $27.4 million for the 1997 period. The increase in total non-interest income primarily reflects increases in the net gains on asset sales of $4.4 million, an increase of $1.5 million in other income, an increase of $1.0 million in net gains on investment in real estate and premises, an increase of $0.6 million in income from insurance and securities commissions, and an increase of $0.5 million in deposit service fee income. These improvements were partially offset by a decline in loan servicing fees of $2.9 million. The increased gains on asset sales is primarily due to an improvement of $1.7 million in the Company's mortgage banking activities and greater profits of $2.1 million from the sale of MBS's classified as available for sale. Other income increased due to the settlement of a real estate dispute. Net gains on investment in real estate and premises increased reflecting greater income from joint venture operations in the 1998 as compared with the 1997 period.

The decline in loan service fee income is due to additional MSR amortization of $4.7 million, as a result of increased mortgage refinance activity, which was partially offset by the expansion of the mortgage servicing portfolio.

Non-Interest Expense. Total non-interest expense decreased by $6.1 million, or 7.3%, to $76.6 million in the 1998 period from $82.6 million in the 1997 period. Contributing to this decrease were reductions in compensation and benefit costs of $3.6 million, office occupancy and equipment expense of $0.9 million and advertising expense of $1.5 million. Compensation and benefit costs decreased due to greater net deferred loan costs resulting from increased loan production and a decline in the number of employees. Office occupancy and equipment expense decreased due to reduced machine maintenance costs and real estate tax certiorari refunds. Advertising costs decreased due to fewer marketing initiatives.

Provision for Income Taxes. Income tax expense increased by $3.4 million, or 14.1%, to $27.7 million in the 1998 period from $24.3 million in the 1997 period. This increase primarily reflects higher pre-tax income.


Year 2000

The Company is continuing with its plans to address the possible exposures related to the impact on its computer systems of the year 2000 irrespective of the recent definitive merger agreement with Astoria. Key financial, information and operational systems are being assessed and plans are being developed to address system modifications required by December 31, 1999. At this time, the Company has not yet determined the cost, which will be expensed as incurred, of evaluating its computer software or databases, or of making any modifications required to correct any year 2000 problems. While the Company believes it is doing everything technologically possible to assure year 2000 compliance, it is to some extent dependent upon vendor cooperation and any year 2000 compliance failures could result in additional expense to the Company.


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

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are not considered useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior periods presented. As the requirements of SFAS No. 132 are disclosure related, its implementation will have no impact on the Company's financial condition or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of SFAS 133 on its financial statements.

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

Average Balance Sheet

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the three months ended June 30, 1998 and 1997, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.


                                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                  ----------------------------------------------------------------------------------------------

                                                     1998                                             1997
                                  --------------------------------------------   -----------------------------------------------
                                                                  AVERAGE                                           AVERAGE
                                     AVERAGE                      YIELD\            AVERAGE                          YIELD\
                                     BALANCE       INTEREST        COST             BALANCE          INTEREST         COST
                                  --------------  ------------  --------------   --------------  --------------  ---------------
                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Interest-earning cash
    equivalents                   $     120,938   $     1,899          6.30 %    $      57,452   $         789           5.50 %
Debt and equity securities
    and FHLB-NY stock, net (1)          390,651         6,444          6.60            199,213           2,878           5.78
Mortgage-backed securities,           1,917,060        30,047          6.27          1,725,124          29,533           6.85
net (1)
Real estate loans, net (2)            3,567,338        64,478          7.23          3,428,548          63,086           7.36
Commercial and other loans,             181,012         4,528         10.01            150,068           4,130          11.01
net (2)
                                  --------------  ------------  ------------     --------------  --------------  -------------
Total interest-earning assets         6,176,999       107,396          6.95          5,560,405         100,416           7.22
Other non-interest-earning              276,125                                        210,194
assets
                                  --------------  ------------                   --------------  --------------
Total assets                      $   6,453,124   $   107,396                    $   5,770,599   $     100,416
                                  ==============  ============                   ==============  ==============

INTEREST BEARING LIABILITIES
Deposits, net                     $   3,771,750   $    39,013          4.15 %    $   3,723,610   $      39,941           4.30 %
Borrowed funds                        1,959,276        28,617          5.86          1,420,092          20,426           5.77
                                  --------------  ------------  ------------     --------------  --------------  -------------
Total interest-bearing                5,731,026        67,630          4.73          5,143,702          60,367           4.71
liabilities
Non-interest-bearing                    150,546                                         99,339
liabilities
                                  --------------                                 --------------
Total liabilities                     5,881,572                                      5,243,041
Total stockholders' equity              571,552                                        527,558
                                  --------------  ------------  ------------     --------------  --------------  -------------
Total liabilities and
stockholders'
  equity                          $   6,453,124   $    67,630                    $   5,770,599   $      60,367
                                  ==============  ------------                   ==============  --------------
Net interest income/spread (3)                    $    39,766          2.22 %                    $      40,049           2.51 %
                                                  ============  ============                     ==============  =============
Net interest margin as %
    of interest-earning assets                                         2.58 %                                            2.88 %
    (4)
                                                                ============                                     =============
Ratio of interest-earning
assets to
    interest-bearing                                                 107.78 %                                          108.10 %
    liabilities
                                                                ============                                     =============


(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $20.4 million and $12.1 million, before tax, from SFAS 115 for the three months ended June 30, 1998 and 1997, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

Average Balance Sheet

The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and the consolidated statements of operations for the nine months ended June 30, 1998 and 1997, and reflects the annualized average yield on assets and average cost of liabilities for the periods indicated. Such annualized yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from the average daily balances. The yields and costs include fees which are considered adjustments to yields.

                                                            FOR THE NINE MONTHS ENDED JUNE 30,
                                 -----------------------------------------------------------------------------------------

                                                    1998                                          1997
                                 -------------------------------------------   -------------------------------------------
                                                                AVERAGE                                      AVERAGE
                                    AVERAGE                     YIELD/           AVERAGE                      YIELD/
                                    BALANCE       INTEREST       COST            BALANCE       INTEREST        COST
                                 --------------  ------------  -------------   -------------  ------------  --------------
                                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Interest-earning cash
    equivalents                  $      87,848   $     3,721        5.66 %     $     63,098   $     2,509         5.32 %
Debt and equity securities
    and FHLB-NY stock, net (1)         359,090        17,173        6.38            207,906         8,830         5.66
Mortgage-backed securities,          1,825,359        88,711        6.48          1,728,772        88,041         6.79
net (1)
Real estate loans, net (2)           3,523,489       193,815        7.33          3,289,507       184,151         7.46
Commercial and other loans,            176,883        13,489       10.17            145,296        12,122        11.12
net (2)
                                 --------------  ------------  ----------      -------------  ------------  -----------
Total interest-earning assets        5,972,669       316,909        7.07          5,434,579       295,653         7.25
Other non-interest-earning             253,169                                      258,575
assets
                                 --------------  ------------                  -------------  ------------
Total assets                     $   6,225,838   $   316,909                   $  5,693,154   $   295,653
                                 ==============  ============                  =============  ============

INTEREST-BEARING LIABILITIES
Deposits, net                    $   3,785,670   $   119,994        4.24 %     $  3,713,154       118,217         4.26 %
Borrowed funds                       1,760,508        77,791        5.91          1,330,944        57,001         5.73
                                 --------------  ------------  ----------      -------------  ------------  -----------
Total interest-bearing               5,546,178       197,785        4.77          5,044,098       175,218         4.64
liabilities
Non-interest-bearing                   118,576                                      123,122
liabilities
                                 --------------                                -------------
Total liabilities                    5,664,754                                    5,167,220
Total stockholders' equity             561,084                                      525,934
                                 --------------  ------------  ----------      -------------  ------------  -----------
Total liabilities and
stockholders'
  equity                         $   6,225,838   $   197,785                   $  5,693,154   $   175,218
                                 ==============  ------------                  =============  ------------
Net interest income/spread (3)                   $   119,124        2.30 %                    $   120,435         2.61 %
                                                 ============  ==========                     ============  ===========
Net interest margin as %
    of interest-earning assets                                      2.66 %                                        2.95 %
    (4)
                                                               ==========                                   ===========
 Ratio of interest-earning assets to
    interest-bearing                                              107.69 %                                      107.74 %
    liabilities
                                                               ==========                                   ===========



(1) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $21.3 million and $14.7 million, before tax, from SFAS 115 for the nine months ended June 30, 1998 and 1997, respectively.
(2) Net of unearned discounts, premiums, deferred loan fees, purchase accounting discounts and premiums and allowance for possible loan losses, and including non-performing loans and loans held for sale.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

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



                                   THREE MONTHS ENDED JUNE 30, 1998          NINE MONTHS ENDED JUNE 30, 1998
                                             COMPARED TO                               COMPARED TO
                                   THREE MONTHS ENDED JUNE 30, 1997          NINE MONTHS ENDED JUNE 30, 1997
                                         INCREASE/(DECREASE)                       INCREASE/(DECREASE)
                                ---------------------------------------  ----------------------------------------
                                                DUE TO                                   DUE TO
                                ---------------------------------------  ----------------------------------------
                                  VOLUME         RATE          NET          VOLUME        RATE           NET
                                ------------ ------------- ------------  ------------- ------------  ------------
                                                                 (IN THOUSANDS)
Interest-earning assets:
     Interest-earning cash
         equivalents(1)         $       982  $        128  $     1,110   $      1,039  $       173   $     1,212
     Debt and equity                  3,108           458        3,566          7,110        1,233         8,343
securities(2)(3)
     Mortgage-backed                  3,128       (2,614)          514          4,796      (4,126)           670
securities(3)
     Real estate loans(4)             2,523       (1,131)        1,392         12,914      (3,250)         9,664
     Commercial and other               798         (400)          398          2,473      (1,106)         1,367
loans(4)
                                ------------ ------------- ------------    -----------   ----------    ----------
             Total                   10,539       (3,559)        6,980         28,332      (7,076)        21,256
                                ------------ ------------- ------------  ------------- ------------  ------------

Interest-bearing liabilities:
     Deposits                           511       (1,439)        (928)          2,584        (807)         1,777
     Borrowed funds                   7,870           321        8,191         18,930        1,860        20,790
                                ------------ ------------- ------------  ------------- ------------  ------------
             Total                    8,381       (1,118)        7,263         21,514        1,053        22,567
                                ------------ ------------- ------------  ------------- ------------  ------------
Net change in interest income   $     2,158  $    (2,441)  $     (283)   $      6,818  $ $ (8,129)   $   (1,311)
                                                                                                   $
                                ============ ============= ============  ============= ============  ============



(1) Cash equivalents include amounts due from banks and short-term loans to commercial banks with original terms to maturity of less than three months.
(2)  Includes FHLB-NY stock.
(3) Debt and equity and mortgage-backed securities are shown including the average market value appreciation of $20.4 million and $12.1 million, before tax, from SFAS 115 for the three months ended June 30, 1998 and 1997, respectively and $21.3 million and $14.7 million for the nine months ended June 30, 1998 and 1997, respectively.
(4) In computing the volume and rate components of net interest income for loans, non-performing loans and loans held for sale have been included.



                            LONG ISLAND BANCORP, INC.
                                 AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS


                                                     At or for the Three Months             At or for the Nine Months
                                                           Ended June 30,                        Ended June 30,
                                                  ----------------------------------    ----------------------------------

                                                      1998                1997               1998                1997
                                                  --------------     ---------------    ---------------     ---------------
Selected Financial Ratios: (a)
Return on average assets ......................          0.98%              0.86%              0.92%               0.85%
Return on average stockholders' equity ........         11.10               9.42              10.21                9.25
Average stockholders' equity to average assets.          8.86               9.14               9.01                9.24
Stockholders' equity to total assets ..........          8.91               8.99               8.91                8.99
Interest rate spread during period.............          2.22               2.51               2.30                2.61
Net interest margin............................          2.58               2.88               2.66                2.95
Operating expenses to average assets...........          1.51               1.93               1.61                1.91
Efficiency ratio (b) ..........................         51.20              60.62              53.98               57.95
Average interest-earning assets to average
interest-bearing                                       107.78             108.10             107.69              107.74
liabilities....................................
Net interest income to operating expenses .....         1.64x               1.44x              1.59x               1.48x

Selected Data:
Basic earnings per common share................         $0.71              $0.56              $1.92               $1.62
Weighted average number of shares outstanding
 .for basic earnings per common  share              22,393,867         22,280,610         22,326,626          22,503,284
computation (c)
Diluted earnings per  common  share............         $0.68              $0.54              $1.85               $1.56
Weighted average number of shares outstanding
   for diluted earnings per share computation      23,314,565         23,107,961         23,263,786          23,331,000
(c)
Book value per share...........................        $23.88             $22.17             $23.88              $22.17
Number of shares outstanding for book value per
   share computation...........................    24,182,823         23,968,303         24,182,823          23,968,303
Cash dividends declared per share..............         $0.20              $0.15              $0.50               $0.45
Dividend payout ratio..........................        29.41%              27.78%             27.03%              28.85%


                                                                          At June 30,
                                                                  ----------------------------

                                                                     1998             1997
                                                                  ------------     -----------

Asset Quality Ratios:
Non-performing loans to total gross loans....................           1.35%           1.47%
Non-performing assets to total assets........................           0.86            1.03
Allowance for possible loan losses to non-performing loans...          67.61           63.10










Regulatory Capital at June 30, 1998 for The Long Island Savings Bank, FSB:


                                                        Regulatory                Regulatory                  Excess
                                                          Capital                  Capital                    Capital
                                                         Requirement                Level                      Level

                                                     Amount  Percent (d)    Amount      Percent (d)   Amount      Percent (d)

                                                             (Dollars in thousands)
Tangible capital (e).......................         $96,493     1.50 %      $476,007     7.40 %        $379,514     5.90%
Core capital (e)...........................         192,986     3.00         476,007     7.40           283,021     4.40
Risk-based capital (f).....................         270,066     8.00         510,284    15.12           240,218     7.12

(a) Ratios for the three months ended June 30,1998 and 1997 were calculated on an annualized basis.
(b) Amount is determined by dividing total general and administrative expense by net interest income (before the provision for possible loan losses) plus total fee income and other income.
(c) The weighted average common shares outstanding for periods prior to December 31, 1997, have been restated to reflect the adoption of SFAS No. 128.
(d) Tangible and core capital levels are shown as a percentage of total adjusted assets, as computed based on regulatory guidelines. Risk-based capital levels are shown as a percentage of risk-weighted assets.
(e) This figure represents GAAP capital excluding the effect of SFAS 115, goodwill and a portion of mortgage servicing rights.
(f) The difference between GAAP capital and regulatory risk-based capital represents the exclusion of the effect of SFAS 115, goodwill, a portion of mortgage servicing rights and an addition for the allowance for possible loan losses.

Allowance for Possible Loan Losses

The following is a summary of the Company's provisions and allowance for possible loan losses:

                                                                  Three Months Ended                 Nine Months Ended
                                                                       June 30,                          June 30,
                                                             ------------------------------    ------------------------------
                                                                1998              1997            1998             1997
                                                             ------------     -------------    ------------    -------------
                                                                                  (In thousands)
Opening allowance.........................................        $34,041           $33,954        $33,881          $33,912

Provision.................................................          1,500             1,500          4,500            4,500

Net charge-offs...........................................         (1,264)           (1,831)        (4,104)          (4,789)
                                                              -------------     -------------    -----------    -------------

Ending allowance..........................................        $34,277           $33,623        $34,277          $33,623
                                                              =============     =============    ===========    =============





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



                                                                                    June 30,            September 30,
                                                                                     1998                    1997
                                                                              -------------------    ---------------------

                                                                                      (Dollars in thousands)

Non-performing loans (1):
Residential:
     One-to-four family....................................................            $43,496                 $37,621
     Co-operative apartments...............................................              1,035                   1,207
     Home equity...........................................................              1,434                   1,478
     Second mortgage.......................................................                ---                     172
     Multi-family..........................................................                 94                     246
       Total residential ..................................................             46,059                  40,724
Non-residential:
     Commercial real estate................................................              2,788                   2,923
     Construction..........................................................                ---                     453
     Land..................................................................                ---                     585
Total real estate loans (2)................................................             48,847                  44,685
Other loans (3)............................................................              1,852                   2,389
Total non-performing loans.................................................             50,699                  47,074
Real estate owned net (4)..................................................              5,252                   6,643

Total non-performing assets................................................            $55,951                 $53,717

Non-performing loans to total gross loans..................................                1.34%                   1.28%
Non-performing assets to total assets......................................                0.86                    0.91
Non-performing assets to total stockholders' equity and
  Allowance for possible loan                                                              9.15                    9.26
     losses.....................................................
Allowance for possible loan losses to non-performing loans.................               67.61                   71.97
Allowance for possible loan losses to total gross loans                                    0.91                   0.92


(1) All non-performing loans are in non-accrual status. There are no loans 90 days or more past due and still accruing interest(other than education loans which are guaranteed).
(2) Includes loans considered impaired in accordance with SFAS 114 in the amount of $0.6 million at September 30, 1997 for which there is a related allowance for possible loan losses.
(3) Includes commercial loans considered impaired in accordance with SFAS 114 in the amount of $0.3 million at both June 30, 1998 and September 30, 1997 for which there is a related allowance for possible loan losses.
(4) Included in Investment in real estate on the Consolidated Statements of Financial Condition.

Item 3.  Disclosures about Market risk

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown to reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Prepayment assumptions ranging from 0% to 15% per year were applied, dependent upon the loan type and coupon. Run-off rate assumptions for passbook savings, statement savings, NOW and money market accounts, in the one year or less category, were 51%, 51%, 40% and 100% respectively, rather than the OTS assumptions which, in the one year or less period, are 17%, 17%, 37% and 79%, respectively. These withdrawal rates and prepayment assumptions are based on assumptions and analyses prepared internally and are used in preparing the Regulatory Thrift Bulletin-13 Report and the quarterly management reports. These assumptions were used rather than the assumptions published by the OTS because management believes they are more indicative of the actual prepayments and withdrawals experienced by the Company. The assumptions do not reflect any increases or decreases in interest rates paid on various categories of deposits (whether by the Company or in general) since June 30, 1998.

                                     INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                 AT JUNE 30, 1998
                        -------------------------------------------------------------------------------------
                                     MORE THAN    MORE THAN   MORE THAN   MORE THAN
                          3 MONTHS    3 MONTHS    6 MONTHS      1 YEAR     3 YEARS     MORE THAN
                          OR LESS    TO 6         TO 1 YEAR   TO 3 YEARS  TO 5 YEARS    5 YEARS      TOTAL
                                       MONTHS
                         ----------- -----------  ----------  ----------- -----------  ----------- -----------
                                                        (Dollars in Thousands)
Interest-earning assets(1):
   Real estate loans(2)  $  293,619  $  287,018   $ 595,249   $  996,512  $  663,640   $  723,200  $3,529,238
   Commercial loans(2)          212         281       1,733        2,861         663          940       6,690
   Other loans (2)           76,626       9,937      18,662       43,727      19,247      15,177      183,376
   Mortgage-backed          456,858     362,716     634,836      221,200     164,117       55,391   1,895,118
   securities (3)
   Interest-earning         119,059        ---         ---         ---          ---         ---       119,059
   cash equivalents
   Debt and equity           68,367        349         981        5,187     100,000      214,431      389,315
   securities (3)
   Stock in FHLB-NY             ---        ---         ---         ---          ---      50,548        50,548
                         ----------- -----------  ----------  ----------- -----------  ----------- -----------
    Total interest-        1,014,741   660,301    1,251,461   1,269,487      917,667     1,059,687  6,173,344
    earning assets
Interest-bearing liabilities:
   Passbook accounts        108,210      86,158     102,457       94,198      90,273       98,736     580,032
   Statement savings        117,906      93,914     111,681      102,672      98,394       107,629    632,196
   accounts
   NOW accounts              34,856       4,605       9,210       36,840      35,305       1,535      122,351
   Checking & demand
   deposit accounts           3,673       1,574       3,146          ---          ---         ---       8,393
   Money market accounts     62,702      11,758      23,511          ---          ---         ---      97,971
   Certificate accounts     564,160     310,811     551,713      491,242     133,683        7,491   2,059,100
   Borrowings               139,534        ---          ---      478,000     950,000      475,000   2,042,534
                         ----------- -----------  ----------  ----------- -----------  ----------- -----------
    Total interest-       1,031,041    508,820      801,718    1,202,952    1,307,655     690,391   5,542,577
    bearing liabilities  ----------- -----------  ----------  ----------- -----------  ----------- -----------
Interest sensitivity     $( 16,300)  $ 151,481  $   449,743   $   66,535  $ (389,988)  $  369,296  $  630,767
gap per period

Effect of interest rate  $  450,000  $   ---      $    ---    $     ---   $ (450,000)  $    ---    $     ---
swap                     ----------- -----------  ----------  ----------- -----------  ----------- -----------

Adjusted interest        $ (446,300) $  151,481  $ 449,743   $   66,535  $   60,012   $  369,296  $  630,767
sensitivity gap per
period                   =========== ===========  ==========  =========== ===========  =========== ===========

Cumulative interest      $(446,300)  $ (314,819)  $ 134,924  $  201,459  $  261,471   $  630,767
sensitivity gap          =========== ===========  ==========  =========== ===========  ===========

Cumulative interest
sensitivity gap
   as a percentage of        (7.19) %     (4.86) %    2.08 %      3.11 %      4.03 %      9.73  %
   total assets (4)

Cumulative net
interest-earning
   assets as a
   percentage of net
   interest-bearing           98.42 %     108.78%    124.98 %     118.38 %    105.39 %     111.38 %
   liabilities




(1) Excludes non-performing loans, net of unearned discounts and premiums, deferred loan fees, purchase accounting discounts and premiums. (2) For purposes of gap analysis, the allowance for possible loan losses is excluded. (3) Mortgage-backed and debt and equity securities are shown excluding the market value appreciation of $16.0 million, before tax, resulting from SFAS 115. (4) Amounts for fixed rate loans are based on scheduled payment dates and loans for which there is no amortization schedule are included as three months or less.




As indicated in the gap analysis, the twelve-month cumulative gap, representing the total net assets and liabilities that are projected to reprice over the next twelve months, was asset sensitive $134.9 million at June 30, 1998. A liability sensitive interest rate gap would tend to decrease earnings over a period of rising interest rates, where declining rates would increase earnings. The cumulative one-year sensitivity gap was positive 2.08% of total assets at June 30, 1998, compared to negative 7.38% at September 30, 1997.

Interest rate contracts such as interest rate swaps, caps, floors and collars may be used to hedge interest rates on certain assets and liabilities. The notional amounts of these instruments are not reflected in the Company's balance sheet, but are included in the interest rate sensitivity table for purposes of analyzing interest rate risk.

The Company has three interest rate swap agreements outstanding, each of which hedges the interest rate risk associated with outstanding medium-term notes. The first swap, for a notional amount of $300.0 million, converted a medium-term note issued in fiscal 1997 with a fixed rate obligation of 7.0% into a variable rate of LIBOR minus 3 basis points. The agreement will expire in January, 2008. As of June 30, 1998, LIBOR minus 3 basis points was 5.66% and the interest rate swap had a fair market value of $3.5 million. The second swap, for a notional amount of $75.0 million, converted a medium-term note issued in the third quarter of fiscal 1998 with a fixed rate obligation of 6.20% into a variable rate of LIBOR minus 18 basis points. The agreement will expire in April,2003. As of June 30, 1998 LIBOR minus 18 basis points was 5.53% and the interest rate swap had a fair market value of $0.2 million. The third swap, for a notional amount of $75.0 million, converted a medium-term note issued in the third quarter of fiscal 1998 with a fixed rate obligation of 6.20% into a variable rate of LIBOR minus 38 basis points. The agreement will expire in April, 2005. As of June 30, 1998 LIBOR minus 38 basis points was 5.33% and the interest rate swap had a fair value of $0.3 million.

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

         No change as in previously filed.

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

         None.


Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits  - The  following  exhibit is filed as part of this report:

                    Regulation S-K Exhibit Reference Number
                     Statement re: Computation of Per Share Earnings
                         (In thousands, except per share data)



                                               Three Months Ended                   Nine Months Ended
                                                     June 30,                          June 30,
                                          -------------------------       --------------------------------
                                            1998            1997             1998                1997
                                          ----------      ---------       ------------        ------------
Basic EPS Computation

Numerator
     Net Income available to common
      stockholders                       $  15,856      $  12,426         $  42,975          $   36,476
                                       =============  =============    ===============     ===============

Denominator
     Weighted average common shares
       outstanding                          22,394         22,281             22,327              22,503
                                       -------------  -------------    ---------------     ---------------

Basic EPS                                $    0.71      $    0.56          $    1.92         $      1.62
                                       =============  =============    ===============     ===============


Diluted EPS Computation

Numerator
     Net Income available to common
      shareholders                       $  15,856      $  12,426          $  42,975         $    36,476
                                       =============  =============    ===============     ===============

Denominator
     Weighted average common shares
      outstanding                           22,394         22,281             22,327              22,503

    Additional shares due to dilutive
      options                                  921            827                937                 828
                                         -------------  -------------    ---------------     ---------------

     Total shares                           23,315         23,108             23,264              23,331
                                         =============  =============    ===============     ===============

Diluted EPS                               $    0.68       $   0.54          $    1.85            $    1.56
                                         =============  =============    ===============     ===============



               (b)  Reports on Form 8-K

               On April 28, 1998 and May 20, 1998, the Company filed with the SEC Current Reports on Form 8-K which contained press releases. The April press release announced the Company's earnings for the three and six months ended March 30, 1997. The May press release amended the Company's Agreement and Plan of Merger by and between Astoria Financial Corporation and the Company.















                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Long Island Bancorp, Inc.

Dated:            8/14/98                       By:  /s/ John J. Conefry, Jr.
                                                John J. Conefry, Jr.
                                                Chairman of the Board and Chief
                                                Executive Officer


Dated:            8/14/98                       By:  /s/ Mark Fuster
                                                Mark Fuster
                                                Chief Financial Officer